Form 10-Q
period 1996-04-28
SPORTS & RECREATION INC
filed 1996-06-11
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                      FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       April 28, 1996

                                                                 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the transition period from              to

                                         Commission file number   1-13322

                       Sports & Recreation, Inc.
                (Exact name of registrant as specified in its charter)

       Delaware                                            52-1643157
(State or other jurisdiction of incorporation                (I.R.S. employer
or organization)                                       identification number)

  4701 W. Hillsborough Avenue            Tampa, FL        33614
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  813/886-9688


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes    X          No

                      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             Yes               No

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 19,828,031 as of April 28, 1996.

                                             SPORTS & RECREATION, INC.
                                                Index to Form 10-Q
                                                  April 28, 1996

                                                                   Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Balance Sheets                               3

                  Statements of Operations                               4

                  Statements of Stockholders' Equity                     5

                  Statements of Cash Flows                               6-7

                  Note to Financial Statements                           8

         Item 2 - Management's Discussion and Analysis                   9-11

Part II - Other Information                                              12

Signatures                                                               13

SPORTS & RECREATION, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                             January 28, 1996     April 28, 1996
                                                                    (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                            $3,590             $3,550
   Inventories                                        236,234            255,487
   Other current assets                                 9,223              7,071
     Total current assets                             249,047            266,108

Property and Equipment - net                          218,269            222,768

Other Assets                                           17,527             17,754

          Total Assets                               $484,843           $506,630

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term liabilities             $497               $497
 Accounts payable and other current liabilities        57,576             69,688

     Total current liabilities                         58,073             70,185

Long term liabilities, less current maturities        239,240            249,255

     Total liabilities                                297,313            319,440

Stockholders' Equity
 Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,769,059 and 19,828,031 issued
   and outstanding, respectively                          198                198

 Additional paid-in capital                           147,006            147,011
 Retained earnings                                     40,326             39,981
     Total stockholders' equity                       187,530            187,190

          Total Liabilities & Stockholders' Equity   $484,843           $506,630

See Note to Financial Statements.

SPORTS & RECREATION, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                          Thirteen Weeks Ended
                                             April 30, 1995     April 28, 1996

Sales                                              $110,742           $143,658
Cost of sales including
    buying & occupancy costs                         84,752            110,835
Gross Profit                                         25,990             32,823

Operating expenses                                   21,298             29,695
Income from operations                                4,692              3,128

Interest expense                                      1,890              3,685
Income before provision for income taxes              2,802               (557)
Provision for income taxes                            1,084               (212)
Net Income (Loss)                                    $1,718              $(345)

Net income (loss) per common share                    $0.09             $(0.02)

Weighted average shares outstanding                  20,152             20,090




See Note to Financial Statements.

SPORTS & RECREATION, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED APRIL 30, 1995 AND APRIL 28, 1996
(IN THOUSANDS)
(UNAUDITED)

                                                 Additional
                                 Common Stock     Paid in   Retained
                              Shares  Par Value   Capital   Earnings      Total

Balance, January 29, 1995     19,723     $197    $146,595   $33,330    $180,122
Issuance of common stock          10                   75                    75
Tax benefit from exercise of
   options                                             18                    18
Net income                                                    1,718       1,718
Balance April 30, 1995        19,733     $197    $146,688   $35,048    $181,933

Balance, January 28, 1996     19,769     $198    $147,006   $40,326    $187,530
Issuance of common stock          59                    5                     5
Net loss                                                       (345)       (345)
Balance April 28, 1996        19,828     $198    $147,011   $39,981    $187,190







See Note To Financial Statements.

SPORTS & RECREATION, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           (UNAUDITED)
                                                      Thirteen Weeks Ended
                                                April 30, 1995   April 28, 1996
Increase in cash and cash equivalents:
 Cash flows from operating activities:
 Cash received from customers                         $113,141         $147,449
 Cash paid to suppliers & employees                  (113,134)         (149,129)
 Interest paid                                           (947)           (2,749)
 Income taxes (paid) refunded                            (702)              104
       Net cash used in operating activities           (1,642)           (4,325)

Cash flow from investing activities:
      Capital expenditures                            (17,146)           (3,818)
      Net collections under note receivable                 94               25
         Net cash used in investing activities        (17,052)           (3,793)

Cash flows from financing activities:
 Proceeds from sale of common stock-net                     75                5
 Net borrowings under
  revolving credit agreements                           19,633            8,500
 Principal repayments on capital
  lease obligations                                       (99)             (152)
 Tax benefit of options exercised                          18
 Loan costs                                               101              (275)
    Net cash provided by
     financing activities                              19,728             8,078

Net  (decrease) increase in cash
  and cash equivalents                                  1,034               (40)
Cash, beginning of period                               4,904             3,590
Cash, end of period                                    $5,938            $3,550

SPORTS & RECREATION, INC.
STATEMENTS OF CASH FLOWS - CONTINUED
(IN THOUSANDS)

                                                         (UNAUDITED)
                                                    Thirteen Weeks Ended
                                               April 30, 1995    April 28, 1996

Reconciliation of net income to net
 cash used in operating activities:
Net income                                             $1,718             $(345)
Adjustments to reconcile net income
 to net cash used in operating activities:
   Depreciation and amortization                        1,338             2,014
   Goodwill amortization                                   85                85
   Deferred loan cost amortization                        127               130
   Deferred income tax provision                          465             1,924
   Decrease (increase) in accounts receivable                             1,518
   Increase in inventories                            (24,882)          (19,253)
   Increase in prepaid expenses and other assets                         (1,647)
   Decrease (increase) in other assets                  1,095              (385)
   Increase in accounts payable                        18,284             9,121
   Increase in accrued expenses                                           1,638
   Increase (decrease)in other current liabilities                        1,002
   Increase in deferred rent                                                 94
   Increase in long term liabilities                      128
   Gain on asset sale                                                      (221)
     Total adjustments                                 (3,360)           (3,980)

   Net cash used in operating activities              ($1,642)          ($4,325)

See Note to Financial Statements.

                                             SPORTS & RECREATION, INC.
                                           NOTE TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with the instructions for Form 10-Q and, therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended January 28, 1996 contained in the Company's Form 10-K dated April 26, 1996.

(2)  Subsequent  Events

     Management expects to take a $50-60 million restructuring charge in the second quarter of fiscal 1996 for the liquidation of obsolete and slow moving inventory, store closings and other expenses associated with its recent change in management.

     The Company terminate the existing $200 million revolving credit facility and its $85 million lease facility and entered into a new two year $285 million revolving line of credit. The credit facility limits the amount of capital expenditures to $16 million for Fiscal 1996.

(3)  Contingencies

     Pending Litigation - In March 1995, two identical actions were filed against the Company, its executive officers and certain of its directors. During Fiscal 1995, the two actions were merged into one class action suit which is currently pending certification by the court. The lawsuit purports to be on behalf of purchasers of the Company's common stock from July 14, 1994 through March 13, 1995. The complaint asserts claims under the federal securities laws, and alleges that the Company artificially inflated the price of its common stock during the class period. The complaint does not specify the amount of damages sought. The Company believes the claim is without merit and a motion to dismiss the complaint is currently pending. The litigation is at a preliminary stage and discovery is postponed. The Company is not able to estimate the potential exposure or range of exposure, if any, at this time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Management's discussion and analysis of financial condition and results of operations for the first quarter of fiscal 1996 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed April 26, 1996 for the fiscal year ended January 28, 1996.

     Subsequent to April 28, 1996, the Company has opened 1 new store through June 7, 1996, operating 85 stores in 29 states. This new store was opened in Augusta, GA. Additionally, the Company entered into a $285 million 2 year Revolving Credit Facility with a group of banks.

Results of Operations

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:
                                                  First Quarter Ended
                                       April 30, 1995         April 28, 1996
                                       --------------         --------------

Sales                                           100.0%           100.0%
Cost of sales including buying
 and occupancy costs                             76.5             77.1
                                                -------          -----
Gross profit                                     23.5             22.9

Operating expenses                               19.3             20.7
                                                -------          -----
Income from operations                            4.2              2.2

Interest expense-net                              1.7              2.6
                                                -------          -----
Income before provision
 for income taxes                                  2.5           (0.4)
Provision for income taxes                         0.9           (0.2)
                                                 ------         ------
Net Income                                        1.6%          (0.2)%
                                                 =====         =======


Thirteen Weeks Ended (First Quarter) April 28, 1996 Compared To Thirteen Weeks Ended April 30, 1995

     The Company opened four new stores in its first quarter compared to five new stores in the same quarter last year, ending the quarter with 84 stores this year compared to 61 stores last year.

     Sales for the first quarter increased 29.7% to $143.7 million compared with sales of $110.7 million in the first quarter of the prior year. Of this increase, substantially all was derived from twenty-eight stores in the first quarter of this year that had no full quarter comparable sales in the first quarter of the prior year, while comparable store sales growth was slightly negative, (0.5%).

     Gross profit for the first quarter was $32.8 million, or 22.9% of sales, as compared to $26.0 million, or 23.5% of sales, for the first quarter of the prior year. Six of nine merchandising departments recorded better margins than the prior year, however, costs associated with buying and occupancy costs rose by 100 basis points to offset any margin gains.

     Operating expenses for the first quarter were $29.7 million, or 20.7% of sales, as compared to $21.3 million, or 19.3% of sales, for the first quarter of the prior year. This increase as a percent of sales was primarily the result of lower sales volume leverage on store expenses for the 28 non-comparable stores. Payroll expense was up 81 basis points compared to the prior year.

     Income from operations in the first quarter of this year decreased 33% to $3.1 million, or 2.2% of sales, as compared to $4.7 million, or 4.2% of sales, in the first quarter of the prior year due to the factors previously discussed.

     Interest expense for the first quarter increased to $3.7 million as compared to $1.9 million for the prior year's first quarter. Approximately half the increase was the result of increased borrowings on the Company's $200 million unsecured revolving credit facility and the other half of the increase was due to lower capitalized interest.

     The Company's income tax benefit for the first quarter was $212,000 with an effective tax benefit rate of 38.1% compared to a tax expense of $1.1 million in the prior year with an effective tax rate of 38.7%.

     The Company posted a net loss of 344,640 or (0.2)% of sales, as compared to a net income of $1.7 million or 1.6% of sales, for the same quarter of the prior year.

Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for new stores, to purchase inventory for new stores, to meet seasonal working capital needs, and to retire indebtedness. Historically, the Company's working capital needs peak in the fiscal fourth quarter.

     Operating activities resulted in cash usage of $4.3 million for the first quarter of fiscal 1996 as compared to cash used of $1.6 million for the same period of fiscal 1995. The increase on operating cash usage was primarily due to increased inventories associated with the opening of four stores during the quarter as well as normal seasonal increases in preparation for the summer selling season. The increase in inventories was partially offset by increase leverage on trade accounts payable.

     Net cash of $3.8 million was used in investing activities during the first quarter of fiscal 1996 compared to net cash used in investing during the first quarter of fiscal 1995 of $17.1 million. This decrease was primarily related to capital expenditures for four new stores opened in the first quarter of fiscal 1996 and one fiscal 1996 site in progress in the first quarter of fiscal 1996 as compared to five new stores opened and ten sites in progress in the first quarter of fiscal 1995.

     Cash flows from financing activities provided $8.1 million for the first quarter of 1996 compared to $19.7 million for the first quarter of fiscal 1995. The decrease was primarily due to lower borrowings on the Company's $200 million unsecured revolving line of credit from the first quarter of the prior year.

     As of April 28, 1996, the Company had $3.2 million of capital lease obligations and $74.8 million of 4 1/4% Convertible Subordinate Notes Due 2000 outstanding and had drawn $165.5 million on its $200.0 million unsecured revolving credit facility.

     Subsequent to the end of the first quarter of fiscal 1996, the Company terminated the existing $200 million revolving credit facility and its $85 million lease facility and entered into a new two year $285 million revolving line of credit. The credit facility limits the amount of capital expenditures to $16 million for fiscal 1996.

     Management also reported that it expects to take a $50-60 million restructuring charge in the second quarter of fiscal 1996 for the liquidation of obsolete and slow moving inventory, store closings and other expenses associated with its recent change in management.

     Management believes its current cash position, expected net cash provided by operating activities and its $285 million of credit will be sufficient to fund its store expansion and working capital requirements.


Seasonality and Inflation

     The Company's business is seasonal in nature, with its highest sales and operating profitability historically occurring during the fiscal fourth quarter, which includes the Christmas selling season. The Company recorded 32.8% of its sales and 30.5% of its income from operations, prior to the one time $2,096 charge for management change and store relocation charges, in the fourth quarter in fiscal 1995. In the future, the number and timing of the opening of new stores may impact this historical trend.

     The Company does not believe that inflation had a material effect on its results from operations for the first quarter of fiscal 1996 or 1995. There can be no assurance, however, that Company's business will not be affected by inflation in the future.

                                             SPORTS & RECREATION, INC.

                                            PART II - OTHER INFORMATION

- -------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of the Security-Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

          1) Exhibits.

             Exhibit 11 -  Weighted Average Shares Outstanding Calculation

             Exhibit 27 - Financial Data Schedule

          2) Reports on Form 8-K.

             On or about April 20, 1996, the Company filed with the Commission a current report on Form 8-K (including the exhibit thereto) dated April 15, 1996 relating to a change in the Company's Certifying Accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Sports & Recreation, Inc.
                                                   (Registrant)





             6/11/96                         /S/ Stephen Bebis
             Date                            Chairman of the Board, Chief
                                             Executive Officer and President







             6/11/96                         /S/ Raymond P. Springer
             Date                            Executive Vice President and
                                             Chief Financial Officer