Form 10-Q
period 1996-07-28
SPORTS & RECREATION INC
filed 1996-09-11
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                      FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934

For the quarterly period ended                       July 28, 1996

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

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,008,758 as of July 28, 1996.

                                             SPORTS & RECREATION, INC.
                                                Index to Form 10-Q
                                                  July 28, 1996

                                                                   Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Balance Sheets                               3

                  Statements of Operations                               4

                  Statements of Stockholders' Equity                     5

                  Statements of Cash Flows                               6

                  Note to Financial Statements                           7

         Item 2 - Management's Discussion and Analysis                   8

Part II - Other Information                                              12

Signatures                                                               13

SPORTS & RECREATION, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                              January 28, 1996     July 28, 1996
                                                                     (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                            $3,590            $3,259
   Inventories                                        236,234           210,774
   Other current assets                                 9,223            25,802
     Total current assets                             249,047           239,835

Property and Equipment - net                          218,269           272,824

Other Assets                                           17,527            17,563

          Total Assets                               $484,843          $530,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term liabilities             $497              $497
 Accounts payable and other current liabilities        57,576            71,774

     Total current liabilities                         58,073            72,271

Long term liabilities, less current maturities        239,240           303,399

     Total liabilities                                297,313           375,670

Stockholders' Equity

 Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,769,059 and 20,008,758 issued
   and outstanding, respectively                          198              200

 Additional paid-in capital                           147,006           147,604
 Retained earnings                                     40,326             6,748
     Total stockholders' equity                       187,530           154,552

          Total Liabilities & Stockholders' Equity   $484,843          $530,222

See Note to Financial Statements.

SPORTS & RECREATION, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                  July 30,     July 28,    July 30,    July 28,
                                     1995         1996        1995        1996
Sales                            $124,935     $169,014    $235,678    $312,672
Cost of sales including
    buying & occupancy costs       91,997      152,388     176,750     263,223
Gross Profit                       32,938       16,626      58,928      49,449

Non-recurring and other charges      ---        32,763        ---       32,763
Operating expenses                 24,431       31,512      45,729      61,207
Income (loss) from operations       8,507      (47,649)     13,199     (44,521)

Interest expense                    2,525        5,066       4,416       8,751
Income (loss) before
  provision (benefit)
  for income taxes                  5,982      (52,715)      8,783     (53,272)
Provision (benefit) for
   income taxes                     2,241      (19,482)      3,324     (19,694)
Net Income (loss)                  $3,741     $(33,233)     $5,459    $(33,578)

Net income (loss) per
   common share                     $0.19       $(1.67)      $0.27      $(1.69)

Weighted average shares
   outstanding                     20,090       19,918      20,121      19,858

Stores opened during period             6            1          11           5

Stores open at end of period           67           85          67          85


See Note to Financial Statements.

SPORTS & RECREATION, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 1995 AND JULY 28,
1996
(IN THOUSANDS)
(UNAUDITED)

                                                 Additional
                                 Common Stock     Paid in   Retained
                              Shares  Par Value   Capital   Earnings      Total

Balance, January 29, 1995     19,723     $197    $146,595   $33,330    $180,122
Issuance of common stock          21                  158                   158
Tax benefit from exercise of
   options                                             37                    37
Net income                                                    5,459       5,459
Balance July 30, 1995         19,744     $197    $146,790   $35,048    $185,776

Balance, January 28, 1996     19,769     $198    $147,006   $40,326    $187,530
Issuance of common stock         240        2                   598         600
Tax benefit from exercise of options
Net loss                                                    (33,578)    (33,578)
Balance July 28, 1996         20,009     $200    $147,604    $6,748    $154,552







See Note To Financial Statements.

SPORTS & RECREATION, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           (UNAUDITED)
                                                      Twenty-Six Weeks Ended
                                                July 30, 1995   July 28, 1996
Decrease in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)                                       5,459         (33,578)
Adjustments to reconcile net
income to cash used in operating activities:
 Depreciation and amortization                          2,800           4,150
 Gain on asset sales                                      ---            (223)
 Goodwill amortization                                    171             171
 Deferred loan cost amortization                          254             262
 Non-recurring & other charges                            ---          32,763
 Deferred income tax expense (benefit)                  3,681         (17,607)
 Decrease (increase) in accounts receivable              (557)            850
 Decrease (increase) in inventories                   (40,504)         25,460
 Decrease (increase) in prepaid expenses and other        345          (1,801)
 Decrease in other assets                                (240)         (1,474)
 Increase (decrease) in accounts payable               18,735         (11,114)
 Increase in accrued expenses                           1,198           5,742
 Increase in other current liabilities                    561           1,582
 Increase in deferred rent                                180             221
 Increase (decrease) in income taxes payable           (3,095)            398
  Net cash used in operating activities               (11,012)          5,802

Cash flow from investing activities:
 Capital expenditures                                 (34,969)         (7,806)
 Net collections under note receivable                    190              25
  Net cash used in investing activities               (34,779)         (7,781)

Cash flows from financing activities:
 Proceeds from sale of common stock-net and
  tax benefit of options exercised                        196             600
 Stock purchase loan                                      ---            (304)
 Net borrowings under
  revolving credit agreements                          45,553           4,345
 Repayments of long term debt                            (220)           (267)
 Loan costs                                               ---          (2,726)
 Net cash provided by financing activities             45,529           1,648

Net  (decrease) increase in cash
  and cash equivalents                                   (262)           (331)
Cash, beginning of period                               4,904           3,590
Cash, end of period                                    $4,642          $3,259

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


(2)  Contingencies

     Pending Litigation - In March 1995, two identical actions were filed against the Company, its executive officers and certain of its directors. During Fiscal 1995, the two actions were merged into one class action suit which is currently pending certification by the court. The lawsuit purports to be on behalf of purchasers of the Company's common stock from July 14, 1994 through March 13, 1995. The complaint asserts claims under the federal securities laws, and alleges that the Company artificially inflated the price of its common stock during the class period. The complaint did not specify the amount of damages sought. The claim is currently being negotiated for settlement.


(3) Subsequent Events

     Subsequent to July 29, 1996, the Company entered into $40 million of interest rate swap transactions, with an effective date of August 12, 1996. These agreements were the result of the June 6, 1996 Bank Credit Agreement. The Company is currently negotiating with AMR for a Distribution and Logistics Agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Management's discussion and analysis of financial condition and results of operations for the second quarter of fiscal 1996 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed April 26, 1996 for the fiscal year ended January 28, 1996.

    The Company opened one new store in Augusta, Georgia during the quarter and operates 85 stores in 29 states. On June 4, 1996 the Company entered into a $285 million, 2-year Revolving Credit Facility with a group of banks. The new credit facility combined the prior $200 million dollar facility and the $85 million tax retention operating lease.


Results of Operations

     The Company announced in June 1996 that it would take one-time charges in the range of $50 million to $60 million in its second quarter. The components of the $55 million in charges are as follows:

Cost of Sales:
   Inventory write down for obsolete
     and slow-moving merchandise                     $22.8
                                                     -----

Non-recurring and other charges:
   Disposition of and imparement of
     under performing assets                         $30.1
   Provisions related to employee benefits             5.5
   Charges for certain litigation matters              3.5
   Other charges                                       3.7
                                                      ----
                                                     $32.8
                                                     -----
      Total                                          $55.0
                                                     =====


     The following table sets forth certain operating data as a percentage of sales for the periods indicated:
                                   Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                  July 30,      July 28,     July 30,   July 28,
                                     1995          1996         1995       1996
                                 ---------     ---------     -------  ---------
Sales                               100.0%       100.0%                  100.0%
Cost of sales including buying
 and occupancy costs                 73.6         90.2         75.0       84.2
                                    -----        -------     ------      ------
Gross profit                         26.4          9.8         25.0       15.8
Non-recurring &other charges          --          19.4          --        10.5
Operating expenses                   19.6         18.6         19.4       19.6
                                    -----        -------      -----      ------
Income from operations               6.8         (28.2)         5.6      (14.2)

Interest expense-net                 2.0           3.0          1.9        2.8
                                    -----        -------      -----     ------
Income before provision
 for income taxes                    4.8         (31.2)         3.7      (17.0)
Provision for income taxes           1.8         (11.5)         1.4       (6.3)
                                    -----        -------      -----      ------
Net Income                           3.0%        (19.7)%        2.3%     (10.7)%
                                    =====        =======       =====     ======

Thirteen Weeks Ended (Second Quarter) July 28, 1996 Compared To Thirteen Weeks Ended July 30, 1995

     The Company opened one new store in its second quarter compared to six new stores in the same quarter last year, ending the quarter with 85 stores this year compared to 67 stores last year.

    Sales for the second quarter increased 35.3% to an all-time record of $169.0 million compared with sales of $124.9 million in the second quarter of the prior year. Same store sales for the second fiscal quarter increased by 8.2%. While these same store sales were very favorable, they are not comparable due to the substantial influence of a company wide-inventory clearance sale which began in mid-June. During the quarter, the company sold $18.2 million of clearance-related merchandise. It is not possible for management to compute the impact that the sale had on same store sales, however, the Company was experiencing slightly positive comparable store sales prior to the start of the inventory clearance.

    Gross profit for the second quarter was $16.6 million, or 9.8% of sales, as compared to $32.9 million or 26.4% of sales for the second quarter of the prior year. The primary difference in gross margin relates to the inventory write down and the ensuing clearance sales. The following table illustrates the impact of these two events on the reported gross margin.

  (dollars in thousands)                        Thirteen Weeks Ended
                                     July 30, 1995             July 28, 1996
                                     %           $             %           $
Reported gross margin              26.4%       $32.9           7.8%        $16.6
Effect of the $22.2 million
   inventory write down            ----        ----          13.2          22.2
Effect of selling $18 million
   of clearance merchandise at
   zero gross profit               ----        ----           2.7%            0
Adjusted gross margin              26.4%      $32.9          25.7%       $38.8
                                   =====       =====         =====       =====

Of the 70 basis point difference, 40 basis points relate to higher buying and occupancy costs in the current quarter than the prior year.

     Operating expenses for the first quarter were $31.5 million, or 18.6% of sales, as compared to $24.4 million, or 19.6% of sales, for the second quarter of the prior year. This decrease as a percentage of sales was achieved primarily through a 119 basis point reduction in payroll and payroll related expenses compared to the prior year.

     Loss from operations in the second quarter was $47.6 million, or (28.2)% of sales, due to the $55 million charge previously discussed. The Company posted income from operations of $8.5 million, or 6.8% of sales, in the prior year.

     Interest expense for the second quarter increased to $5.1 million, or 3.0% of sales, as compared to $2.5 million, or 2.0% of sales for the prior year's second quarter. Approximately half of the increase was due to increased borrowings under the Company's $285 million revolving credit facility, and the other half of the increase was due primarily to lower capitalized interest. The Company's revolving credit facility increased primarily due to the $58 million tax retention operating lease being combined into the facility.

     Due to the pre-tax loss resulting from the aforementioned charges, the Company recorded an estimated tax benefit of $19.5 million at an effective tax rate of 37%. In the prior year, the Company recorded a tax expense of $2.2 million at an effective tax rate of 37.5%.

     For the second quarter the Company posted a net loss of $33.2 million or (19.7)% of sales, as compared to net income of $3.7 million or 3.0% of sales, for the same quarter of the prior year. The net loss in the second quarter of this year was attributable to the after-tax effect ($34.6 million) of the charges discussed above.

Twenty-Six Weeks Ended July 28, 1996 Compared To Twenty-Six Weeks
Ended July 30, 1995

    The Company opened 5 new stores in its first half compared to eleven new stores in the same twenty-six weeks last year.

    Sales for the first twenty-six weeks this year increased 32.7% to a record first half sales of $312.7 million compared to sales of $235.7 million in the comparable period last year. Same store sales for this twenty-six week period increased 4.1%. While these same store sales were favorable, they are not truly comparable, because sales were influenced by an inventory clearance in the second quarter of this fiscal year.

    Gross profit for the twenty-six week period of the current year was $49.4 million, or 15.8% of sales, as compared to $58.9 million, or 25.0% of sales for the prior year. The Company incurred an inventory write-down charge of $22.2 million, or 7.1% of sales, discussed more fully above.

    In addition to the $22.2 million  inventory  charge,  the Company incurred a
$32.8  million   charge  in  the  second   quarter  of  the  current  year,  for
non-recurring and other charges discussed above.

    Operating expenses for the twenty-six weeks of the current year were $61.2 million, 19.6% of sales, as compared to $45.7 million, or 19.4% of sales, for the twenty-six weeks of the prior year. The increase as a percent of sales was due to first quarter operating expenses incurred by stores open less than one year.

    Loss from operations in the twenty-six weeks of this year was $44.5 million or (14.2)% of sales as compared to income of $13.2 million, or 5.6% of sales, in the twenty-six weeks of the prior year. The loss in the current year was attributable to the $55 million in charges taken in the second quarter of the current year.

    Interest expense for the first half of the current year was $8.8 million or 2.8% of sales, as compared to $4.4 million, or 1.9% of sales, for the comparable period in the prior year. Approximately half of the increase was the result of increased borrowings on the Company's revolving credit facility and the other half of the increase was due primarily to lower capitalized interest.

     The Company's income tax benefit for the first quarter was $19.7 million with an effective tax benefit of 37.0% compared to a tax expense of $3.3 million in the prior year with an effective tax rate of 37.9%.

    The Company posted a net loss of $33.6 million or (10.7)% of sales, as compared to a net income of $5.5 million or 2.3% of sales for the same period of the prior year. The net loss for the twenty-six week of the current year was attributable to $55 million of charges for inventory, non-recurring and other items incurred in the second quarter resulting in a net charge after-tax of $34.6 million.

Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for new stores, to purchase inventory for new stores, to meet seasonal working capital needs, and to retire indebtedness. Historically, the Company's working capital needs peak in the fiscal fourth quarter.

     Operating activities provided cash of $5.8 million for the twenty-six weeks of fiscal 1996 as compared to cash used of $11.0 million for the same period of fiscal 1995. The improvement was primarily due to decreased inventories associated with the inventory clearance sale during the second quarter. The positive cash impact caused by the decrease in inventories was partially offset by decreased leverage on trade accounts payable.

     Net cash of $7.8 million was used in investing activities during the first twenty-six weeks of fiscal 1996 compared to net cash used in investing during the first twenty-six weeks of fiscal 1995 of $34.8 million. This decrease was primarily related to new store construction. In the current year, the Company completed construction on five new stores. Last year, the Company had completed eleven new stores and had six others under construction.

     Cash flows from financing activities provided $1.6 million for the first twenty-six weeks of 1996 compared to $45.5 million for the first twenty-six weeks of fiscal 1995. The decrease was due to lower borrowings on the Company's revolving line of credit from the prior year, the result of lower investing activities for new stores and increased cash from the inventory clearance.

     As of July 28, 1996, the Company had $3.0 million of capital lease obligations and $74.8 million of 4 1/4% Convertible Subordinate Notes Due 2000 outstanding and had drawn $219.4 million on its $285.0 million revolving credit facility.

     During the second quarter of the current year, the Company terminated the existing $200 million revolving credit facility and its $85 million lease facility and entered into a new two year $285 million revolving line of credit. The credit facility limits the amount of capital expenditures to $16 million for fiscal 1996.

     Management believes its current cash position, along with expected net cash provided by operating activities and its $285 million of credit facility will be sufficient to fund its store expansion and working capital requirements.


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

     The Company does not believe that inflation had a material effect on its results from operations for the first twenty-six weeks of fiscal 1996 or 1995. There can be no assurance, however, that Company's business will not be affected by inflation in the future.

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



                                             Sports & Recreation, Inc.
                                                   (Registrant)





             9/11/96                         /S/ Stephen Bebis
             Date                            Chairman of the Board, Chief
                                             Executive Officer and President







             9/11/96                         /S/ Raymond P. Springer
             Date                            Executive Vice President and
                                             Chief Financial Officer