Form 10-Q
period 1996-10-27
SPORTS & RECREATION INC
filed 1996-12-11
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       October 27, 1996

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

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 19,979,710 as of October 27, 1996.

                            SPORTS & RECREATION, INC.
                               Index to Form 10-Q
                                October 27, 1996

                                                                     Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Balance Sheets                               3

                  Statements of Operations                               4

                  Statements of Stockholders' Equity                     5

                  Statements of Cash Flows                               6

                  Note to Financial Statements                           7

         Item 2 - Management's Discussion and Analysis                   8-11

Part II - Other Information                                              12

Signatures                                                               13

SPORTS & RECREATION, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                            January 28, 1996    October 27, 1996
                                                                     (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                           $3,590              $3,941
  Inventories                                        236,234             231,264
  Other current assets                                 9,223              25,250
     Total current assets                            249,047             260,455

Property and Equipment - net                         218,269             273,845

Other Assets                                          17,527              17,290

          Total Assets                              $484,843            $551,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term liabilities            $497                $497
 Accounts payable                                     44,328              55,880
 Other current liabilities                            13,248              35,025

     Total current liabilities                        58,073              91,402

Long term liabilities, less current maturities       239,240             304,314

     Total liabilities                               297,313             395,716

Stockholders' Equity
 Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,769,059 and 19,979,710 issued
   and outstanding, respectively                         198                 200

 Additional paid-in capital                          147,006             148,028
 Retained earnings                                    40,326               7,646
     Total stockholders' equity                      187,530             155,874

          Total Liabilities & Stockholders' Equity  $484,843            $551,590

See Note to Financial Statements.

SPORTS & RECREATION, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                             Thirteen Weeks Ended       Thirty Nine Weeks Ended
                            October 29, October 27,     October 29,  October 27,
                                  1995        1996            1995         1996

Sales                         $117,909    $136,798        $353,586     $449,470
Cost of sales
  including buying
  & occupancy costs             89,025     100,864         265,774      364,087
Gross Profit                    28,884      35,934          87,812       85,383

Non-recurring and
  other charges                                                          32,763
Operating expenses              25,174      28,955          70,903       90,162
Income (loss) from operations    3,710       6,979          16,909      (37,542)

Interest expense                 2,841       5,530           7,257       14,281
Income (loss) before
   provision (benefit)
   for income taxes                869       1,449           9,652      (51,823)
Provision (benefit) for
   income taxes                    318         551           3,643      (19,143)
Net Income (loss)                 $551        $898          $6,009     $(32,680)

Net income (loss) per
   common share                  $0.03       $0.04           $0.30       $(1.64)

Weighted average shares
   outstanding                  20,047      20,277          20,096       19,904

Stores opened during period          6           0              17            5

Stores open at end of period        73          85              73           85


See Note to Financial Statements.

SPORTS & RECREATION, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 1995 AND OCTOBER 27, 1996 (IN THOUSANDS)
(UNAUDITED)

                                                Additional
                                 Common Stock     Paid in   Retained
                              Shares  Par Value   Capital   Earnings      Total

Balance, January 29, 1995     19,723     $197    $146,595    $33,330   $180,122
Issuance of common stock          33        1         228                   229
Tax benefit from
   exercise of options                                 49                    49
Net income                                                     6,009      6,009
Balance October 29, 1995      19,756     $198    $146,872    $39,339   $186,409

Balance, January 28, 1996     19,769     $198    $147,006    $40,326   $187,530
Issuance of common stock         211        2       1,022                 1,024
Net loss                                                     (32,680)   (32,680)
Balance October 27, 1996      19,980     $200    $148,028     $7,646   $155,874







See Note To Financial Statements.

SPORTS & RECREATION, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           (UNAUDITED)
                                                      Thirty-Nine Weeks Ended
                                             October 29, 1995   October 27, 1996

Cash flows from operating activities:
Net income (loss)                                       6,009           (32,680)
Adjustments to reconcile net
income to cash used in operating activities:
 Depreciation and amortization                          4,447             6,501
 Gain on asset sales                                                       (223)
 Goodwill amortization                                    256               256
 Deferred loan cost amortization                          382               705
 Non-recurring & other charges                                           32,763
 Increase in deferred tax asset                                         (17,141)
 Increase in deferred tax taxes                         4,324
 Decrease (increase) in accounts receivable              (483)            1,458
 Decrease (increase) in inventories                   (67,548)           17,102
 Decrease (increase) in prepaid expenses and other       (388)           (2,398)
 Increase in other assets                                (176)           (1,502)
 Increase in accounts payable                          34,368            10,982
 Increase (decrease) in accrued expenses                2,395            (5,480)
 Increase in other current liabilities                    421               532
 Increase in deferred rent                                303               325
 Increase (decrease) in income taxes payable           (3,708)              474
  Net cash provided (used) by operating activities    (19,398)           11,674

Cash flow from investing activities:
 Capital expenditures                                 (50,136)          (11,174)
 Net collections under note receivable                    289                25
  Net cash used in investing activities               (49,847)          (11,149)

Cash flows from financing activities:
 Proceeds from sale of common stock-net and
  tax benefit of options exercised                        277             1,024
 Stock purchase loan                                                       (319)
 Net borrowings under
  revolving credit agreements                          68,792             2,365
 Repayments of long term debt                            (343)             (376)
 Loan costs                                                              (2,868)
 Net cash provided (used) by financing activities      68,726              (174)
Net  (decrease) increase in cash
  and cash equivalents                                   (519)              351
Cash, beginning of period                               4,904             3,590
Cash, end of period                                    $4,385            $3,941

See Note to Financial Statements

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


(2) Subsequent Events

     In November 1996, the Company entered into a distribution and logistics agreement with AMR Distribution Systems, Inc. The agreement allows the Company centralized vendor shipments which result in freight savings.


(3)  Other Events

     In October of 1996, the Company entered into an agreement with counsel for the Plaintiff in two pending class action lawsuits pursuant to which the pending class action suits were settled without admission of liability subject to approval. The settlement requires the payment of $6.2 million, of which insurance proceeds cover $3.4 million. The balance to be paid by the Company was reserved for in the charges taken in the second quarter of this fiscal year.

     The Company entered into $40 million of interest rate swap transactions, with an effective date of August 12, 1996. The value of these swaps are currently zero.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Management's discussion and analysis of financial condition and results of operations for the third quarter of fiscal 1996 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed April 26, 1996 for the fiscal year ended January 28, 1996.




Results of Operations

     The following table set forth certain operating data as a percentage of sales for the periods indicated:

                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                             October 29, October 27,  October 29,   October 27,
                                   1995        1996         1995           1996
                             ----------- ----------   -----------   -----------

Sales                            100.0%     100.0%         100.0%        100.0%
Cost of sales including
 buying and occupancy costs       75.5       73.7           75.2          81.0
                                ------     ------         ------        ------
Gross profit                      24.5       26.3           24.8          19.0
Non-recurring & other charges                                              7.3
Operating expenses                21.4       21.2           20.0          20.1
                                ------     ------         ------        ------
Income from operations             3.1        5.1            4.8          (8.4)

Interest expense-net               2.4        4.0            2.1           3.1
                                ------     ------         ------        ------
Income (loss) before provision
 (benefit)for income taxes         0.7        1.1            2.7         (11.5)
Provision (benefit) for
  income taxes                     0.2        0.4            1.0          (4.2)
                                ------     ------         ------        ------
Net Income (loss)                  0.5%       0.7%           1.7%         (7.3)%
                                ======     ======         ======        ======

     In the second quarter of fiscal 1996 the Company recorded one-time charges of $55 million. The components are as follows:

Cost of Sales:
   Inventory write down for obsolete
     and slow-moving merchandise                       $22.2
                                                       -----

Non-recurring and other charges:
   Disposition of and impairment of
     under performing assets                           $20.1
   Provisions related to employee benefits               5.5
   Charges for certain loss contingencies                3.5
   Other charges                                         3.7
                                                       -----
                                                       $32.8
                                                       -----
      Total                                            $55.0
                                                       =====

Thirteen Weeks Ended (Third Quarter) October 27, 1996 Compared To Thirteen Weeks Ended October 29, 1995

     The Company did not open any new stores in its third quarter compared to six new stores in the same quarter last year, ending the quarter with 85 stores this year compared to 73 stores last year.

    Sales for the third quarter increased 16.0% to an all-time record of $136.8 million compared with sales of $117.9 million in the third quarter of the prior year. Same store sales for the third fiscal quarter decreased by 1.7%.

    Gross profit for the third quarter was $35.9 million, or 26.3% of sales, as compared to $28.9 million or 24.5% of sales for the third quarter of the prior year. The primary difference in gross margin relates to increased margin contributions in the soft goods departments slightly offset by higher buying and occupancy costs in the current quarter than in the prior year.

     Operating expenses for the third quarter were $29.0 million, or 21.2%, as compared to $25.2 million, or 21.4% of sales, for the third quarter of the prior year. The decreases as a percentage of sales were through a 110 basis point reduction in payroll and payroll related expenses offset by increases in one-time administrative costs related to installation of the new merchandise management system, a new labor scheduling system, the AMR distribution project and some professional fees and relocation expenses associated with personnel additions.

    Income from operations in the third quarter was $7.0 million, or 5.1% of sales, as compared to $3.7 million, or 3.1% of sales in the same quarter of the prior year.

    Interest expenses for the third quarter was $5.5 million, or 4.0% of sales as compared to $2.8 million, or 2.4% of sales for the third quarter in the prior year. Approximately one-half of the increase was due to increased borrowings under the Company's $285 million revolving credit facility, and the other half of the increase was due primarily to lower capitalized interest. The increased borrowings under the Company's revolving credit facility were due primarily to the $58 million tax retention operating lease being added into the facility.

     The Company's income tax expense for the third quarter was $551,000 with an effective tax rate of approximately 38.0%. Tax expense was $318,000 in the same quarter of the prior year with an effective tax rate of 36.6%.

    For the third quarter the Company posted net income of $898,000 or 0.7% of sales, as compared to net income of $551,000 or 0.5% of sales for the same quarter of the prior year.

Thirty-Nine Weeks Ended October 27, 1996 Compared To Thirty-Nine Weeks Ended October 29, 1995

    The Company opened five new stores in its first nine months compared to seventeen new stores in the same nine months last year.

    Sales for the first thirty-nine weeks this year increased 27.1% to a record nine month sales of $449.5 million compared to sales of $353.6 million in the comparable period last year. Same store sales for this thirty-nine week period increased 2.2%. While these same store sales were favorable, they are not truly comparable, because sales were influenced by an inventory clearance in the second quarter and third quarter of this fiscal year. During this same period, the Company sold $32.8 million of clearance related merchandise.

    Gross profit for the thirty-nine week period of the current year was $85.4 million, or 19.0% of sales, as compared to $87.8 million, or 24.8% of sales for the prior year. The Company incurred an inventory write-down charge of $22.2 million, or 4.9% of sales, for obsolete and slow moving inventory.

    The following table illustrates the impact of clearance merchandise sales and inventory writedown on the reported gross margin:


(dollars in millions)                       Thirty-Nine Weeks Ended
                                  October 29, 1995             October 27, 1996
                                   %           $                %           $
Reported gross margin            24.8%       $87.8            19.0%       $85.4
Effect of the $22.2 million
   inventory write down                                        4.9%        22.2
Effect of selling $32.8 million
   of clearance merchandise at
   zero gross profit                                           1.9%           0
Adjusted gross margin            24.8%       $87.8           $25.8%      $107.6
                                 =====       =====            =====       =====

     In addition to the $22.2 million inventory charge, the Company incurred a $32.8 million charge in the second quarter of the current year for non-recurring and other charges discussed above.

    Operating expenses for the thirty-nine weeks of the current year were $90.2 million, 20.1% of sales, as compared to $70.9 million, or 20.0% of sales, for the thirty-nine weeks of the prior year. The increase as a percent of sales was due to first quarter operating expenses incurred by stores open less than one year and one time administrative expenses.

    Loss from operations in the thirty-nine weeks of this year was $37.5 million or (8.4)% of sales as compared to income of $16.9 million, or 4.8% of sales, in the thirty-nine weeks of the prior year. The loss in the current year was attributable to the $55 million in charges taken in the second quarter of the current year.

     Interest expense for the first nine months of the current year was $14.3 million or 3.2% of sales, as compared to $7.3 million, or 2.1% of sales, for the comparable period in the prior year. Approximately half of the increase was the result of increased borrowings on the Company's revolving credit facility and the other half of the increase was due primarily to lower capitalized interest. The primary reason for increased borrowing under the revolving credit facility was the incorporation of the tax retention operating leases into the revolving credit facility.

     The Company's income tax benefit for the first quarter was $19.1 million with an effective tax benefit of 36.9% compared to a tax expense of $3.6 million in the prior year with an effective tax rate of 37.7%.

    The Company posted a net loss of $32.7 million or (7.3)% of sales, as compared to a net income of $6.0 million or 1.7% of sales for the same period of the prior year. The net loss for the thirty-nine weeks of the current year was attributable to $55 million of charges for inventory, non-recurring and other items incurred in the second quarter resulting in a net charge after-tax of $34.6 million.

Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for new stores, to purchase inventory for new stores, to meet seasonal working capital needs, and to retire indebtedness. Historically, the Company's working capital needs peak in the fiscal fourth quarter.

     Operating activities provided cash of $11.7 million for the thirty-nine weeks of fiscal 1996 as compared to cash used of $19.4 million for the same period of fiscal 1995. The improvement was primarily due to decreased inventories associated with the inventory clearance sale during the second and third quarters of this fiscal year.

     Net cash of $11.1 million was used in investing activities during the first thirty-nine weeks of fiscal 1996 compared to net cash used in investing during the first thirty-nine weeks of fiscal 1995 of $49.8 million. This decrease was primarily related to new store construction. In the current year, the Company completed construction on five new stores. Last year, the Company had completed seventeen new stores and had seven others under construction.

     Cash flows from financing activities used $0.2 million for the first thirty-nine weeks of 1996 compared to $68.7 million provided for the first thirty-nine weeks of fiscal 1995. The decrease was due to less borrowing activity on the Company's revolving line of credit from the prior year, the result of lower investing activities for new stores and increased cash from the inventory clearance.

     As of October 27, 1996, the Company had $2.9 million of capital lease obligations and $74.8 million of 4 1/4% Convertible Subordinated Notes Due 2000 outstanding and had drawn $217.4 million on its $285.0 million revolving credit facility.

     During the second quarter of the current year, the Company terminated the existing $200 million revolving credit facility and its $85 million lease facility and entered into a new two year $285 million revolving line of credit. The credit facility limits the amount of capital expenditures to $16 million for fiscal 1996. The Company has spent $11.2 million through thirty-nine weeks.

     Management believes its current cash position, along with expected net cash provided by operating activities and its $285 million of credit facility will be sufficient to fund its store expansion and working capital requirements in the foreseeable future.


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

     The Company does not believe that inflation had a material effect on its results from operations for the first thirty-nine weeks of fiscal 1996 or 1995. There can be no assurance, however, that Company's business will not be affected by inflation in the future.

                            SPORTS & RECREATION, INC.

                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Item 1.   Legal  Proceedings.

          In October of 1996, the Company entered into a settlement agreement with attorneys for the plaintiffs in the class action litigation entitled Norman Cooper, Plaintiff, vs. Jim W. Bradke, et al. and Barry
          B. Roseman, D.M.O., M.D., Profit Sharing Plan, Plaintiff, vs. Jim W. Bradke, et al.; without admitting or denying liability with respect to the allegations contained therein. Pursuant to the agreement which is subject to court approval, all defendants will be dismissed and a total of $6,200,000 will be paid, $3.9 million of which will be paid by the Company's D & O insurer. The balance, which will be paid by the Company, was reserved for in the charges taken in the second quarter of this fiscal year.

Item 2. Changes in Securities.
                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of the Security-Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

          1) Exhibits.

             Exhibit 10 -  Bank Credit Agreement

             Exhibit 11 -  Weighted Average Shares Outstanding Calculations

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



                            Sports & Recreation, Inc.
                                  (Registrant)




             12/xx/96                         /S/ Stephen Bebis
             Date                            Chairman of the Board, Chief
                                             Executive Officer and President







             12/xx/96                         /S/ Raymond P. Springer
             Date                            Executive Vice President and
                                             Chief Financial Officer