Form 10-K
period 1997-01-31
SPORTS & RECREATION INC
filed 1997-05-01
CIK 890093

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)

                  For the fiscal year ended January 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ___________ to ___________

                         COMMISSION FILE NO. 1-13322

                               JUMBOSPORTS INC.
            (Exact name of registrant as specified in its charter)


                         FLORIDA                       52-1643157
             (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)


               4701 W. HILLSBOROUGH AVENUE
                     TAMPA, FLORIDA                       33614
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 886-9688

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                   ON WHICH REGISTERED
   ---------------------------------------       -----------------------
   COMMON STOCK, PAR VALUE $0.01 PER SHARE       NEW YORK STOCK EXCHANGE


         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                             TITLE OF EACH CLASS
                             -------------------
                4 1/4% CONVERTIBLE SUBORDINATED NOTES DUE 2000
                ----------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997, was $119.5 million. The number of shares of the registrant's common stock outstanding as of March 7, 1997, was 20,339,409.

                     Documents Incorporated by Reference
                     -----------------------------------
   Proxy Statement for Annual Meeting of Stockholders to be held June 4, 1997........................Part III

================================================================================

     As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms the "Company" and "JumboSports" refer to JumboSports Inc. and its operating subsidiaries.

                                    PART 1

ITEM 1. BUSINESS

GENERAL

     JumboSports is a specialty retailer of quality name brand sporting equipment, athletic footwear and apparel, operating 85 big-box sporting goods superstores in 65 markets and 29 states. The Company's business strategy is to offer its customers the best overall value in sporting goods through a wide assortment of quality name brand merchandise, superior customer service and competitive prices. The Company's superstores average approximately 50,000 gross square feet. JumboSports has located stores in Standard Metropolitan Statistical Areas with populations as small as 200,000 and as large as 3,000,000.

     As of January 31, 1997, the Company employed approximately 5,000 people. Over the past 5 years, the Company has experienced significant growth, almost quadrupling its store base from 24 to 85 and gross square footage from 997,000 to 4,257,000. During Fiscal 1996, new management halted store expansion activity in order to concentrate on developing the infrastructure necessary to better manage its business.

     The infrastructure improvements include: a single name for all its stores in order to create brand identity and achieve certain advertising efficiencies; a comprehensive information management system which integrates store operations, merchandising, distribution and financial management; a centralized cross-docking facility to reduce costs and enhance inventory management; and a focused strategy of operating stores in markets in which the Company can achieve desired market share along with advertising and operating efficiencies.

     No new stores are currently planned to open in fiscal 1997; however, the Company has re-instituted activities to insure new stores begin opening again in fiscal 1998. The Company is currently developing a new prototype which will be incorporated into an existing store this fall. The prototype will then be used for all future new stores as well as store remodels. The Company believes it has established a reputation with the consumer as a premier retailer of hard-lines (equipment required to participate in sports and recreational activities ie: baseball bats, footballs, etc.) sporting goods. While an emphasis on improving soft-lines (athletic, team logo and casual apparel and athletic and casual footwear) presentations will be inherent in the prototype, the new design will not abandon a hard-lines emphasis.

     The Company's merchandising strategy is to offer both breadth and depth of selection in quality name brand sporting goods in each of its product categories. Each store offers approximately 70,000 stock keeping units ("SKUs") across 23 major departments and over 200 subdepartments. The Company believes that its customer service levels and merchandise presentation allow it to offer quality name brands, some of which are not currently carried by other sporting goods competitors. The Company's target customer ranges from the frequent sports enthusiast to the casual sporting goods customer.

     The sporting goods retail business is seasonal in nature with the fourth quarter (Christmas selling season) representing approximately 30% of sales for a JumboSports store that is open for the entire year. The average maturity and geographic dispersion of the Company's store base may impact this percentage in the future. The Company operates in one business segment. See Item 6, Selected Financial Data, for financial information.

INDUSTRY AND COMPETITION

     Management believes that certain characteristics and competitive factors of the sporting goods industry make it particularly well suited for the Company's big-box format. These characteristics and factors include a large and growing market, fragmented competition, limited assortments offered by traditional outlets for sporting goods, customer preference for one-stop shopping convenience and the growing importance of delivering value to the customer through selection, service and price. There are over 180 metropolitan markets across the country that fit the Company's target criteria.

     While JumboSports' competition differs by market, management generally classifies its competition within one of the following categories:

     Traditional and Specialty Sporting Goods Retailers. This category includes traditional sporting goods chains (e.g., Gart Brothers, Oshman's), specialty sports stores (e.g., Foot Locker, Champs) and local sporting goods retailers (e.g., local independent stores, pro shops). These stores typically range in size from the small 1,000 square foot pro shops to the larger 20,000 square foot traditional sporting goods chains. The traditional and specialty sporting goods retailers are primarily located in regional malls, strip shopping centers, local country clubs and resorts. The traditional chains and local sporting goods stores typically carry a varied assortment of merchandise; however, the size of their stores limits the breadth and depth of selection. The specialty stores and pro shops often carry a wide assortment of one specific product category, such as athletic shoes, fishing gear, golf or tennis equipment. In general, the traditional and specialty sporting goods retailers offer a more limited selection at higher prices than JumboSports.

     Mass Merchandisers. This category includes discount stores (e.g., Wal-Mart, Kmart) and department stores (e.g., Sears). These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls and strip shopping centers in markets across the country. Sporting goods merchandise and apparel represent only a portion of the total merchandise sales in these stores and generally reflect a more limited selection with fewer high quality name brands. Although generally price competitive, these stores have limited customer service since the store personnel generally lack technical expertise in selling sporting goods.

     Big-Box Sporting Goods Chains. This category includes the "category killer" sporting goods retailers (e.g. Sports Authority, SportMart) more directly comparable to JumboSports. The big-box stores range in size from 35,000 to 100,000 square feet and offer a selection of sporting goods merchandise and apparel of 50,000 to 125,000 sku's. These stores compete on selection and depth of high quality merchandise and on the basis of price; certain operators are able to attract higher-end brands not carried by other competitive channels of distribution.

     The Company believes that although it will continue to face competition from retailers in all three of the categories referred to above, over the long term the most significant competition will be from the big-box sporting goods retailers. Of the Company's 85 stores, approximately 28 do not presently face competition from such big-box sporting goods retailers. Management expects it will face additional competition in new and existing markets from big-box stores over the next few years.

ENVIRONMENTAL

     Compliance with federal, state and local environmental laws and regulations has not had, and is not expected to have, a material effect on the capital expenditures, earnings and competitive position of the company.


ITEM 2. PROPERTIES.

     As of January 31, 1997, the Company operated 85 retail stores in 29 states (9 in Florida, 2 in Alabama, 1 in Arkansas, 3 in Arizona, 1 in California, 3 in Colorado, 1 in Delaware, 3 in Georgia, 2 in Illinois, 2 in Iowa, 2 in Indiana, 2 in Kansas, 3 in Kentucky, 5 in Louisiana, 4 in Michigan, 1 in Mississippi, 1 in Missouri, 4 in North Carolina, 2 in Nebraska, 1 in Nevada, 3 in New York, 5 in Ohio, 3 in Oklahoma, 1 in Pennsylvania, 3 in South Carolina, 5 in Tennessee, 8 in Texas, 4 in Virginia and 1 in Wisconsin) and its Corporate Headquarters in Tampa, Florida. The Company owns 60 stores and leases the other 25 of its 85 retail stores. Two of the 25 leases are capital leases. The primary lease terms are for 10 to 20 years, with options to renew ranging from two to four additional five-year terms.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is a party will have a material adverse effect on its financial condition or results of operations.

     In March 1995, two identical actions were filed against the Company, its executive officers and certain of its directors. During fiscal 1995, the two actions were merged into one class action suit. The complaint purportedly brought on behalf of purchasers of the Company's common stock from July 14, 1994 through March 13, 1995 ("the class period"), asserted claims under the federal securities laws, and alleged that the Company artificially inflated the price of its common stock during the class period. On October 21, 1996, the parties submitted a stipulation of settlement without admission of liability to the court. By the terms of the settlement, a class will be certified by the court and pro rata payments in the total amount of $6,250,000 will be made to the class members submitting claims. Of this amount, $3,375,000 will be funded by the Company's insurance carrier and the balance funded by the Company.
These payments have already been deposited in an escrow account subject to final approval of the settlement by the court. On February 28, 1997, the United States District Court, Middle District of Florida, entered an order preliminarily approving the settlement and scheduling a hearing for final approval on June 5, 1997. As of the date of this report, no objections have been made to the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "JSI". Prior to February 20, 1997, the stock was traded under the symbol "WON". The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter over the past two fiscal years.


                          Fiscal 1995     High    Low
                         --------------  ------  ------
                         First Quarter   24.000  11.125
                         Second Quarter  15.000  10.250
                         Third Quarter   13.875   7.000
                         Fourth Quarter   8.875   5.000

                         Fiscal 1996     High    Low
                         --------------  ------  ------
                         First Quarter    8.250   4.250
                         Second Quarter  10.500   6.625
                         Third Quarter    9.875   6.750
                         Fourth Quarter  10.125   6.000


     The Company did not pay any dividends during the last two fiscal years (see Management's Discussion & Analysis - Liquidity and Capital Resources regarding dividend prohibitions). The approximate number of stockholders of record as of January 31, 1997 was 335, and as of that date, the Company estimates that there were approximately 6,300 beneficial owners holding stock in nominee or "street" name.

     During fiscal 1996 certain officers of the Company purchased shares of the Company's common stock, which purchases the Company facilitated by providing "stock purchase assistance loans" at the then current federal long-term rate (within the meaning of Section 1274 (d) (1) (A) of the Internal Revenue Code of 1986, as amended), pursuant to the terms of such officers' employment agreements. These stock purchase transactions were as follows: 50,000 shares at $5.000 per share on April 30, 1996; 30,000 shares at $6.875 per share on June 28, 1996; 31,000 shares at $7.375 per share on January 10, 1996, and 6,600 shares at $6.875 per share on August 21, 1996. All of these sales of the Company's common stock were exempt from registration under Section 4 (2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)



                                                     January 31,     January 30,      January 29,    January 28,    January 31,
                                                       1993             1994            1995            1996           1997
                                                     ----------      ----------       ----------     ----------     ----------
"Fiscal Year"                                         "1992"           "1993"           "1994"         "1995"         "1996"
STATEMENT OF OPERATIONS DATA:
    Sales                                          $   167,355      $   239,301      $   383,600    $   525,762    $   624,019
    Cost of sales including buying
        and occupancy costs                            125,486          177,242          283,908        395,208        505,062
                                                   -----------      -----------      -----------    -----------    -----------
    Gross profit                                        41,869           62,059           99,692        130,554        118,957
    Selling, general and administrative expenses        29,022           42,779           69,207        106,233        124,918
    Vesting of performance shares                          908(1)
    Non-recurring and other charges                                                                       2,096         22,568
                                                   -----------      -----------      -----------    -----------    -----------
    Income (loss) from operations                       11,939           19,280           30,485         22,225        (28,529)
    Interest expense, net                                3,263              863            4,815         11,254         19,890
                                                   -----------      -----------      -----------    -----------    -----------
    Income (loss) before provision (benefit)
        for income taxes and extraordinary item          8,676           18,417           25,670         10,971        (48,419)
    Provision (benefit) for income taxes                 3,206            7,101            9,775          3,975        (17,875)
                                                   -----------      -----------      -----------    -----------    -----------
    Income (loss) before extraordinary item              5,470           11,316           15,895          6,996        (30,544)
    Extraordinary item (less applicable
        income tax benefit)                               (417)(2)                          (181)(2)
                                                   -----------      -----------      -----------    -----------    -----------
    Net income (loss)                              $     5,053      $    11,316      $    15,714    $     6,996    $   (30,544)
                                                   ===========      ===========      ===========    ===========    ===========
    Net income (loss) per share
        before extraordinary item                  $      0.39(3)   $      0.62(4)         $0.84(4) $      0.35(4)       (1.53)(4)
    Net income (loss) per share                    $     $0.36(3)   $      0.62(4)         $0.83(4) $      0.35(4)       (1.53)(4)
    Average number of shares outstanding            13,987,924       18,120,103       18,844,412     20,062,155     19,984,993
    Ratio of earnings to fixed charges                    2.88             5.96             3.61           1.61            N/M


SELECTED OPERATING DATA:
    Stores open at end of period                            24               39               56             80             85
    Total gross square feet of store space             977,000        1,699,450        2,626,600      3,996,920      4,257,000
    Average gross square feet per store (5)             40,708           43,576           46,904         49,962         50,082
    Comparable store sales increase (6)                   11.6%             8.0%             9.6%           1.7%           0.1%
    Capital expenditures                           $     5,003      $    55,331      $    89,610    $    60,738    $    15,236


BALANCE SHEET DATA:
    Working Capital                                $    70,464      $   101,046      $   167,498    $   190,974    $   158,678
    Total assets                                       133,858          233,220          389,852        484,843        525,586
    Long-term debt, less current maturities              4,070           78,457          167,703        234,557        294,325
    Total stockholders' equity                         105,462          117,379          180,122        187,530        159,624


(1) A non-recurring non-cash expense ($567 net of tax or $0.04 per share), representing the unamortized balance of performance shares. These shares vested upon the Company's initial public offering ("IPO") of Common Stock in September 1992.
(2) The extraordinary item for the fiscal years ended January 31, 1993 and January 29, 1995 relate to early redemption premiums incurred in connection with the prepayment of certain liabilities.
(3) The Company had a material change in its capital structure as a result of its IPO on September 16, 1992. See Note 10 of Notes to Consolidated Financial Statements.
(4) The November 1993 issuance of 4 1/4% Convertible Subordinated Notes Due 2000 did not have a dilutive effect in Fiscal 1993, Fiscal 1994, Fiscal 1995 or Fiscal 1996. See Note 5 of Notes to Consolidated Financial Statements.
(5) Average gross square feet per store represents the average square feet of total store space at the end of each fiscal year.
(6) A store's sales growth is included in the comparable store sales calculation after its twelfth full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors could cause actual results to differ materially from those projected in these forward-looking statements.

   GENERAL

   RESULTS OF OPERATIONS

     The following table sets forth certain data as a percentage of sales for the periods indicated:


                                                      Fiscal Year Ended
                                     ----------------------------------------------------
                                     January 29, 1995  January 28, 1996   January 31,1997
                                     ----------------------------------------------------

    "Fiscal Year"                           "1994"         "1995"             "1996"
    Sales                                    100.0%        100.0%             100.0%
    Cost of sales
     including buying
     and occupancy costs                      74.0          75.2               80.9
                                             -----         -----              -----
    Gross profit                              26.0          24.8               19.1
    Selling, general and
      administrative expenses                 18.0          20.2               20.0
    Non-recurring and other charges                           .4                3.7
                                             -----         -----              -----
    Income (loss) from operations              8.0           4.2               (4.6)
    Interest expense, net                      1.3           2.1                3.2
                                             -----         -----              -----
    Income (loss) before provision (benefit)
      for income taxes and
      extraordinary item                       6.7           2.1               (7.8)
    Provision (benefit) for income taxes       2.5           0.8               (2.9)
                                             -----         -----              -----
    Income (loss) before extraordinary
      item                                     4.2           1.3               (4.9)
    Extraordinary item (less applicable tax
      benefit)                                (0.1)
                                              ----         -----              -----
    Net income (loss)                          4.1%          1.3%              (4.9)%
                                              ====         =====              =====



     In the second quarter of Fiscal 1996 the Company recorded one-time charges of $55 million. The components are as follows:


              Cost of Sales:
                Inventory write down for shrink
                   and obsolete and slow moving merchandise  $32.4
                                                             -----

              Non-recurring and other charges:
                Disposition of and impairment of
                   underperforming assets                     11.4
                Charges for certain loss contingencies         3.0
                Other charges                                  8.2
                                                             -----
                                                              22.6
                                                             -----
                             Total                           $55.0
                                                             =====



                    FISCAL 1996 COMPARED WITH FISCAL 1995


     During fiscal 1996, the Company opened five new stores compared to 24 opened in fiscal 1995. At the end of fiscal 1996, the Company operated a total of 85 stores in 29 states.

     Sales increased to $624.0 million, a 19% increase over the $525.8 million in the prior year. Same store sales increased by 0.1%, with the new stores contributing to the remainder of the total increase.

     Gross profit for fiscal 1996 was $119.0 million, or 19.1% of sales, as compared to $130.6 million, or 24.8% of sales in fiscal 1995. The decrease in gross margin percentage is primarily attributable to an inventory write-down in the second quarter of $32.4 million, or 5.2% of sales.

     The following table illustrates the impact of clearance merchandise sales and inventory write-down on the reported gross margin:


                                               Dollars in millions
                                        Fiscal 1995            Fiscal 1996
                                       $         %           $         %
                                       -         -           -         -
    Reported gross margin            $130.6       24.8%      $119.0   19.1%
    Effect of the $32.4 million
      inventory write-down                                     32.4    5.2%
    Effect of selling $36.0 million
      of clearance merchandise at
      zero gross profit                                                1.4%
                                     ------       -----      ------   -----
    Adjusted gross margin            $130.6       24.8%      $151.4   25.7%
                                     ======       =====      ======   =====


     In addition to the $32.4 million inventory write-down, the Company incurred a $22.6 million charge in the second quarter of the fiscal 1996 for non-recurring and other charges discussed above. In fiscal 1995, the Company incurred non-recurring and one-time charges of $2.1 million related to management changes and the relocation of one store.

     Selling, general and administrative expenses in fiscal 1996 were $124.9 million, or 20.0% of sales, as compared to $106.2 million, or 20.2% of sales in fiscal 1995. The decrease as a percentage of sales was the result of a 67 basis point reduction in payroll and payroll related expenses and slight improvements in operational expenses offset by increases in one-time administrative costs related to the installation of the new information management system, a new labor scheduling system, the centralized cross-docking facility and certain professional fees and relocation expenses associated with personnel additions.

     Loss from operations was $28.5 million, or 4.6% of sales in fiscal 1996 as compared to income from operations of $22.2 million, or 4.2% of sales in fiscal 1995. The loss in the current year is attributable to the $55 million in charges discussed above.

     The Company's interest expense, net increased to $19.9 million, or 3.2% of sales, in fiscal 1996, from $11.3, or 2.1% of sales, in fiscal 1995. Approximately one-third of the increase was the result of lower capitalized interest and two-thirds was the result of increased borrowings on the Company's revolving credit facility. The primary reason for increased borrowings was due to the refinancing of an off-balance sheet lease facility (Tax Retention Operating Lease) into the Company's revolving credit facility.

     For fiscal 1996 the Company's income tax benefit was $17.9 million, with an effective tax benefit rate of 36.9%, compared to a tax expense of $4.0 million with an effective tax rate of 36.2% in the prior year.

     The Company posted a net loss of $30.5 million, or (4.9)% of sales, as compared to net income of $7.0 million, or 1.3% of sales, in the prior fiscal year. The net loss for the current year was attributable to $55 million of charges as discussed above, resulting in a net charge after-tax of $34.6 million.

     FISCAL 1995 COMPARED WITH FISCAL 1994

     During fiscal 1995, the Company opened 24 new stores compared to 17 new store openings in fiscal 1994. At the end of fiscal 1995, the Company operated 80 stores in 27 states. Sales increased to $525.8 million, a 37% increase over the $383.6 million in the prior year. Of this increase, 1.7% was derived from comparable stores sales growth, while 35.3% was derived from the 41 stores with no sales in the corresponding months of the prior year.

     Gross profit for fiscal 1995 was $130.6 million, or 24.8% of sales, as compared to $99.7 million, or 26.0% of sales in fiscal 1994. The decrease in gross margin percentage is primarily attributable to lower merchandise margins in the first fiscal quarter, and an increase in buying and occupancy costs as a percentage of sales throughout the year.

     Selling, general and administrative expenses in fiscal 1995 were $108.3 million, or 20.6% of sales as compared to $69.2 million, or 18.0% of sales, in fiscal 1994. This increase as a percentage of sales was primarily attributable to higher store labor costs and media spending, as well as certain one time charges related to management changes occurring in February 1996 and the relocation of one store in fiscal 1995.

     Income from operations was $22.2 million, or 4.2% of sales, a decrease of 27.2% from the $30.5 million, or 8.0% of sales, in fiscal 1994. The lower income from operations was a result of both lower merchandise margins and increased operating expenses.

     The Company's interest expense, net increased to $11.3 million in fiscal 1995 from $4.8 million in fiscal 1994. This increase was the result of increased borrowings on the Company's $200 million unsecured line of credit in order to fund working capital and capital expenditure requirements for new store construction, along with interest expense on the Company's $74.8 million of 4 1/4% Convertible Subordinated Notes Due in 2000, which were issued in November 1993.

     The Company's income tax expense decreased in fiscal 1995 to $4.0 million from $9.8 million in fiscal 1994. The Company's effective tax rate was 36.2% in fiscal 1995 compared to 38.1% in fiscal 1994. The primary reasons for the rate decrease were a lower blended federal income tax rate, as well as a lower blended state income tax rate due to state tax planning initiatives.

     The Company's income in fiscal 1995, before extraordinary item, was $7.0 million. This is a decrease from fiscal 1994 income before extraordinary item of $15.9 million. This decrease was a result of factors previously discussed.

     In fiscal 1994, the Company incurred a $0.2 million extraordinary item (net of tax) related to the early extinguishment of debt. As a result, the Company had net income of $7.0 million in fiscal 1995 compared to $15.7 million in fiscal 1994.

     ACCOUNTING STANDARDS

     In 1995 the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense based on fair value grants of stock, stock options and other equity instruments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires non-adopting companies to disclose proforma net income and earnings per share. The Company has elected to continue to account for its stock based plans under APB No. 25, "Accounting for Stock Issued to Employees." Proforma adjustments to net income and earnings per share are shown in Note 10 to the Consolidated Financial Statements.

     In 1995 the Financial Accounting Standards Board issued FAS 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of." Effective for years beginning after December 15, 1995, FAS 121 requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. In conducting its review, management considers, among other things, its current and expected operating cash flows together with a judgment as to the fair value the Company could receive upon sale of its investment. Based on this review, the Company recorded a $5.2 million pre-tax charge as part of the $22.6 million charge it took in the second quarter of fiscal 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs, and to retire indebtedness. The Company's working capital needs have been funded through a combination of external financing (including long-term debt and proceeds from the Company's IPO in 1992, proceeds from the issuance of 4 1/4% Convertible Subordinated Notes in 1993, and proceeds from a two million share common stock offering in
1994), internally generated funds and credit terms from vendors. Historically, the Company's working capital needs peak in the fourth fiscal quarter.

     Operating activities in fiscal 1996 provided cash of $13.2 million compared to cash usage of $8.8 million in fiscal 1995. The improvement was primarily due to decreased inventories associated with the inventory clearance sale during the second and third quarters of the current fiscal year.

     Net cash of $11.8 million was used in investing activities during fiscal 1996 compared to $59.8 million net cash used in investing activities in fiscal 1995. The decrease was primarily related to a reduction in new construction. In the current year, the Company completed construction on five new stores. In the prior year, the Company had completed 24 stores and had five others under construction at year end.

     Cash flows used in financing activities were $25 million in fiscal 1996 as compared to $67.3 million provided in fiscal 1995. The decrease in cash provided by financing activities in fiscal 1996 was primarily due to less borrowing activity on the Company's revolving line of credit from the prior year, the result of lower investing activities for new stores and increased cash from the second quarter inventory clearance.

     As of January 31, 1997, the Company had $2.8 million of long-term capital lease obligations, $12.9 million of long-term mortgage obligations, $74.8 million of 4 1/4% Convertible Subordinated Notes, and $204.0 million in borrowings under its $271 million revolving credit facility. The $271 million revolver matures June 1998 and contains customary events of default and a number of customary covenants, including restrictions on liens and sales of assets, prohibitions on dividends and certain changes in control, and maintenance of certain financial ratios. As of January 31, 1997 the Company was in compliance with all bank covenants.

     The revolving credit facility bears interest on outstanding balances, at the Company's option, at the lender's prime rate plus 1%, or LIBOR plus 2%, subject to a maximum 50 basis point increase or a 75 basis point decrease based on certain predetermined criteria.

     The Company's total anticipated capital expenditures are expected to be less than $22 million for fiscal 1997 (including amounts for new store expansion, improvements in existing stores, and other capital expenditures). Management believes that its current cash position together with amounts available under its $271 million revolving credit facility and net cash provided by operating activities will be sufficient to fund anticipated capital expenditures and working capital requirements for the upcoming year.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item is contained in the Consolidated Financial Statements and Supplementary Data are set forth in Item 14A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Coopers & Lybrand L.L.P. ("Coopers & Lybrand") served as the accountants for the fiscal year ended January 31, 1997, and the Board of Directors has reappointed them to act as the public accountants for the fiscal year ending January 30, 1998. Previously, the firm of Deloitte & Touche LLP ("Deloitte & Touche") served as the Company's accountants. Deloitte & Touche did not resign, decline to be reappointed, nor did its report on the Company's financial statements for fiscal 1995 or fiscal 1994 contain an adverse opinion, disclaimer of opinion, qualifications or modification. Furthermore, the Company did not experience any disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants and the selection of Coopers & Lybrand was recommended by the Audit Committee and approved by the Board of Directors in fiscal 1996, as part of the overall management restructuring that occurred in February and March, 1996.

     A representative of Coopers & Lybrand is expected to be present at the Annual Meeting of Stockholders and will have the opportunity to make a statement, if Coopers & Lybrand so elects, and to respond to appropriate questions from stockholders.



                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) Directors: The information required by this Item is incorporated herein by reference to "Election of Directors-Certain Information Regarding Director Nominees" on pages 5 and 6 of the Company's 1997 Proxy Statement
      (b)  Executive Officers and Significant Employees of the
           Registrant: The information required by this Item is incorporated herein by reference to "Executive Officers of the Company" on page 9 of the Company's 1997 Proxy Statement.
      (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information required by this Item is incorporated herein by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" on page 26 of the Company's 1997 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to "Additional Information Concerning Directors-Directors' Fees" on page 7, and "Executive Compensation" on pages 10 through 11, of the Company's 1997 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's 1997 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to "Certain Relationships and Related Transactions" on page 25 of the Company's 1997 Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

  (1)  FINANCIAL STATEMENTS


                                                                    PAGE
       Reports of Independent Accountants.......................F-1, F-2
       Consolidated Balance Sheets...................................F-3
       Consolidated Statements of Operations.........................F-4
       Consolidated Statements of Stockholders' Equity...............F-5
       Consolidated Statements of Cash Flows.........................F-6
       Notes to the Consolidated Financial Statements................F-7


  (2)  ALL SCHEDULES HAVE BEEN INCLUDED AS AN EXHIBIT OR THE INFORMATION
       IS INCLUDED ELSEWHERE IN THE FINANCIAL STATEMENTS OR NOTES THERETO INCORPORATED BY REFERENCE IN ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K.

  (3)  EXHIBITS - SEE EXHIBIT  INDEX ON PAGE 13


(B)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1997.

                                EXHIBIT INDEX

Exhibit                                                                               Sequential
Number       Description                                                                Page No
             Financial Statements  -  see index on page 10.

             Financial Statement Schedules  -  see index on page 10.

      2.1    Plan and Agreement of Merger

      2.2    Amendment to the Plan and Agreement of Merger

      3.1    Certificate of Incorporation of JumboSports Inc.

      3.2    Bylaws of JumboSports Inc.

#     4.1    Specimen Common Stock Certificate

      4.4    Supplemental Indenture Agreement

[ ]   4.2    Specimen of Debt Security

[ ]   4.3    Indenture between JumboSports Inc. and Barnett Banks
             Trust Company, National Association, as Trustee

*     10.1   Employment Agreement dated September 14, 1989, by and
             between the Company's predecessor and Jim W. Bradke, as
             amended on July 22, 1992

*     10.2   Form of Indemnification Agreement by and between the Company and each Director

#     10.3   1989 Stock Incentive Plan, as amended through June 23, 1994

*     10.4   Registration Rights Agreement

[ ]   10.5   Waiver and Clarification Agreement

*     10.6   Form of Stock Option Agreement pursuant to the 1989 Stock
             Incentive Plan for options granted to Officers prior to the
             Company's Initial Public Offering

*     10.7   Form of Key Man Insurance Policy on each Officer's life in favor of beneficiaries designated by the respective Officer

*     10.8   Officers' Medical Reimbursement Plan

*     10.9   Management Cash Bonus Plan

+     10.10  $285 Million Credit Agreement dated as of June 4, 1996, between JumboSports Inc., as Borrower, the Lenders Named
             Therein as Lenders, Barnett Bank of Tampa, as Administrative
             Agent and L/C Issuer and NationsBank of Florida, National
             Association as Documentation Agent, as amended by the First
             Amendment thereto dated November 6, 1996



*     10.11  Form of Stock Option Agreement pursuant to the 1989 Stock
             Incentive Plan for options granted to employees on and after the Company's Initial Public Offering

[ ]   10.12  Form of Stock Option Agreement pursuant to the 1989 Stock
             Incentive Plan for options granted to Directors

#     10.13  Employee Stock Purchase Plan, as amended through November 14,
             1994

#     10.14  Executive Retirement Savings Plan

+     10.15  Participation Agreement dated as of May 10, 1995, among
             Sports & Recreation, Inc., as Construction Agent and Lessee, First
             Security Bank of Utah, N.A., not individually, except as
             expressly stated therein, but solely as Owner Trustee under the
             S&R Trust 1995-1, and NationsBank of Florida, N.A., as Holder
             and as Administrative Agent for the Lenders, and the First
             Amendment thereto dated July 28, 1995

=     10.16  Employment Agreement dated February 6, 1996, by and between
             JumboSports Inc. and Stephen Bebis

=     10.17  Letter Agreement dated March 1, 1996, by and between
             JumboSports Inc. and Robert J. Wittman

=     10.18  Letter Agreement dated April 5, 1996, by and between
             JumboSports Inc. and Raymond P. Springer

      11     Weighted Average Shares Outstanding Calculation

      12     Computation of Ratio of Earnings to Fixed Charges

      13 1996 Annual Report to Stockholders - except for the portions of that report expressly incorporated by reference into this Annual Report on Form 10-K, the Company's 1996 Annual Report to stockholders is not deemed filed as part of this filing

=     21     List of Subsidiaries

o     23.1   Consent of Coopers & Lybrand L.L.P.

=     23.2   Consent of Deloitte & Touche LLP

      27     Financial Data Schedule (Edgar filing-only)

      99.1   Report of Coopers and Lybrand L.L.P.

      99.2   Schedule II - Valuation and Qualifying Accounts

      99.3   Articles of Merger of JumboSports Inc. and Sports & Recreation Reincorporation, Inc.

      99.4   Certificate of Ownership and Merger of JumboSports Inc. and Sports &
             Recreation Reincorporation, Inc.

      99.5   Certificate of Ownership and Merger of Sports & Recreation Macro
             Sports, Inc.



----------------------------

#    Incorporated by reference to exhibits included in the Company's Annual
     Report on Form 10-K for the fiscal year ended January 29, 1995.

*    Incorporated by reference to exhibits included in the Company's
     Registration Statement of Form S-1 (Registration Statement No. 33-50098).

[ ]  Incorporated by reference to exhibits included in the Company's Annual
     Report on Form 10-K/A for the fiscal year ended January 30, 1994

+    Incorporated by reference to exhibits included in the Company's Quarterly
     Report on Form 10-Q for the quarter ended October 27, 1996.

o    Incorporated by reference to page F-1 of this Annual Report on Form 10-K.

=    Incorporated by reference to exhibits included in the Company's Annual
     Report on Form 10-K for the fiscal year ended January 28, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 24, 1997.

                                                 JumboSports Inc.
                                                   (Registrant)



                                          By: /s/    STEPHEN BEBIS
                                              ------------------------------
                                              Stephen Bebis, Chairman of the
                                              Board, President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

                                          By: /s/    STEPHEN BEBIS
                                              ----------------------------------
                                              Stephen Bebis, Chairman of the
                                              Board, President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

                                          By: /s/    RAYMOND P. SPRINGER
                                              ----------------------------------
                                              Raymond P. Springer, Executive
                                              Vice President and Chief
                                              Financial Officer

                                          By: /s/    JACK E. BUSH
                                              ----------------------------------
                                              Jack E. Bush, Director

                                          By: /s/    HAL COMPTON
                                              ----------------------------------
                                              Hal Compton, Director

                                          By: /s/    SAMUEL NORTHROP, JR.
                                              ----------------------------------
                                              Samuel Northrop, Jr., Director

                                          By: /s/    STEVEN RAYMUND
                                              ----------------------------------
                                              Steven Raymund, Director

                                          By: /s/    CHRIS T. SULLIVAN
                                              ----------------------------------
                                              Chris T. Sullivan, Director

                                          By: /s/   RONALD L. VAUGHN
                                              ----------------------------------
                                              Ronald L. Vaughn, Director

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders of JumboSports Inc.

We have audited the accompanying consolidated balance sheet of JumboSports Inc. and subsidiaries (the "Company") as of January 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 1997 and the results of its operations and its cash flows for the year ended January 31, 1997, in conformity with generally accepted accounting principles.

                                             COOPERS & LYBRAND L.L.P.



Tampa, Florida
March 21, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders of JumboSports Inc.

We have audited the accompanying consolidated balance sheet of JumboSports Inc. (formerly known as Sports & Recreation, Inc.) and subsidiaries (the "Company") as of January 28, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 1996 and the results of its operations and its cash flows for each of the two years in the period ended January 28, 1996, in conformity with generally accepted accounting principles.

                                                   DELOITTE & TOUCHE LLP



Tampa, Florida
March 22, 1996

                               JUMBOSPORTS INC.
                         CONSOLIDATED BALANCE SHEETS



(IN THOUSANDS EXCEPT FOR SHARE DATA)
                                                                   January 28,   January 31,
ASSETS                                                                 1996         1997
                                                                   -----------  -----------
  Current assets:
     Cash and cash equivalents                                        $  3,590     $  4,944
     Accounts receivable, net                                            7,184        2,338
     Inventories                                                       236,234      201,090
     Prepaid expenses and other assets                                   2,039        4,495
     Income tax receiveable                                                          11,386
     Deferred tax asset                                                               1,586
                                                                      --------     --------
            Total current assets                                       249,047      225,839
                                                                      --------     --------

  Property and equipment, net                                          218,269      282,651
  Other assets:
     Cost in excess of fair value of net assets acquired, net           11,487       11,145
     Other                                                               6,040        5,951
                                                                      --------     --------
            Total other assets                                          17,527       17,096
                                                                      --------     --------
  Total assets                                                        $484,843     $525,586
                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt                                $    497     $    185
     Accounts payable                                                   44,328       37,050
     Accrued expenses                                                    6,910       16,462
     Other                                                               4,537       13,464
     Deferred income tax liability                                       1,801
                                                                      --------     --------
            Total current liabilities                                   58,073       67,161

     Deferred rent and other long-term liabilities                       2,096        4,476
     Revolving credit agreement                                        157,000      203,995
     Long-term debt less current maturities                              2,807       15,580
     Deferred income taxes                                               2,587
     Convertible subordinated notes                                     74,750       74,750
                                                                      --------     --------
            Total liabilities                                          297,313      365,962
                                                                      --------     --------

  Commitments and contingencies (Notes 3, 4 and 6)

  Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares authorized,
     19,769,059 and 20,339,409 shares issued and outstanding,
     respectively                                                          198          203
  Additional paid-in capital                                           147,006      149,639
  Retained earnings                                                     40,326        9,782
                                                                      --------     --------
            Total stockholders' equity                                 187,530      159,624
                                                                      --------     --------
  Total liabilities and stockholders' equity                          $484,843     $525,586
                                                                      ========     ========




See Notes To The Consolidated Financial Statements.

                               JUMBOSPORTS INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                  Fiscal    Fiscal     Fiscal
                                                   1994      1995       1996
                                                 --------  --------   --------
 Sales                                           $383,600  $525,762   $624,019
 Cost of sales including buying
    and occupancy costs                           283,908   395,208    505,062
                                                 --------  --------   --------
 Gross profit                                      99,692   130,554    118,957

 Selling, general and administrative  expenses     69,207   106,233    124,918
 Non-recurring and other charges                              2,096     22,568
                                                 --------  --------   --------
 Income (loss) from operations                     30,485    22,225    (28,529)
 Interest expense, net                              4,815    11,254     19,890
                                                 --------  --------   --------
 Income (loss) before provision (benefit) for
    income taxes and extraordinary item            25,670    10,971    (48,419)
 Provision (benefit) for income
    taxes                                           9,775     3,975    (17,875)
                                                 --------  --------   --------
 Income (loss) before extraordinary item           15,895     6,996    (30,544)
 Extraordinary item (less applicable income tax
    benefit of $111)                                 (181)
                                                 --------  --------   --------
 Net income (loss)                               $ 15,714  $  6,996   $(30,544)
                                                 ========  ========   ========

 Primary and fully diluted
    earnings per common share
       Income (loss) before extraordinary item   $   0.84  $   0.35   $  (1.53)
       Extraordinary item                           (0.01)
                                                 --------  --------   --------
 Net income (loss) per share                     $   0.83  $   0.35   $  (1.53)
                                                 ========  ========   ========




See Notes To The Consolidated Financial Statements.

                               JUMBOSPORTS INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(IN THOUSANDS EXCEPT FOR SHARE DATA)




                                        Common Stock       Additional
                                    ---------------------   paid-in    Retained
                                      Shares    Par Value   capital    earnings   Total
                                    ----------  ---------  ----------  --------  --------
Balance, January 30, 1994           11,796,335  $     118    $ 99,645  $ 17,616  $117,379
Issuance of common stock             2,023,902         20      46,805              46,825
Three-for-two stock split            5,902,680         59         (59)
Tax benefit of exercise of options                                204                 204
Net income                                                               15,714    15,714
                                    ----------  ---------    --------  --------  --------

Balance, January 29, 1995           19,722,917        197     146,595    33,330   180,122
Issuance of common stock                46,142          1         294                 295
Tax benefit of exercise of options                                117                 117
Net income                                                                6,996     6,996
                                    ----------  ---------    --------  --------  --------

Balance, January 28, 1996           19,769,059        198     147,006    40,326   187,530
Issuance of common stock               570,350          5       1,600               1,605
Tax benefit of exercise of options                              1,033               1,033
Net loss                                                                (30,544)  (30,544)
                                    ----------  ---------    --------  --------  --------

Balance, January 31, 1997           20,339,409  $     203    $149,639  $  9,782  $159,624
                                    ==========  =========    ========  ========  ========



See Notes To The Consolidated Financial Statements.

                               JUMBOSPORTS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



(IN THOUSANDS EXCEPT FOR SHARE DATA)
                                                                    Fiscal    Fiscal    Fiscal
                                                                     1994      1995      1996
                                                                   --------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $ 15,714  $  6,996   $(30,544)
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation                                                    4,187     6,258      8,656
      Gain on asset sales                                                        (179)      (478)
      Amortization of cost in excess of the fair value of
        net assets acquired                                             342       342        342
      Deferred loan cost and other amortization                         439       509      1,048
      Deferred loan cost write off                                      292
      Non-recurring and other charges                                           2,096     22,568
      Increase in deferred tax asset                                                      (1,586)
      Increase (decrease) in deferred income tax expense              2,297     1,255     (4,388)
      Decrease (increase) in accounts receivable                     (1,925)     (595)     2,589
      Decrease (increase) in inventories                            (68,608)  (42,548)    35,144
      Increase in prepaid expenses                                     (474)     (483)    (2,000)
      Increase in income tax receivable                                                  (11,386)
      Decrease (increase) in other assets                            (2,420)      235     (1,818)
      Increase (decrease) in accounts payable                          (130)   14,161     (7,278)
      Increase (decrease) in accrued expenses                           727     1,455       (133)
      Increase (decrease) in other current liabilities                1,072     2,472       (300)
      Increase in deferred rent and other long term liabilities         623       273      2,380
      Increase (decrease) in income taxes payable                         6    (1,029)       398
                                                                   --------  --------   --------
        Net cash provided (used) in operating activities            (47,858)   (8,782)    13,214
                                                                   --------  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (89,610)  (60,738)   (15,236)
    Sale leaseback proceeds                                                                2,150
    Net collections under note receivable                               332       462         31
    Cash proceeds from sale of property                                           429      1,220
                                                                   --------  --------   --------
        Net cash used in investing activities                       (89,278)  (59,847)   (11,835)
                                                                   --------  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                          46,825       295      1,118
    Tax benefit of options exercised                                    204       117      1,033
    Proceeds from mortgage financing                                                      13,039
    Net borrowings (repayments) under revolving credit agreements    89,721    67,279    (11,065)
    Repayments of long term debt                                       (372)     (376)      (578)
    Loan and other financing costs                                     (525)              (3,572)
                                                                   --------  --------   --------
        Net cash provided (used) by financing activities            135,853    67,315        (25)
                                                                   --------  --------   --------
    Net increase (decrease) in cash and cash equivalents             (1,283)   (1,314)     1,354
                                                                   --------  --------   --------
    Cash and cash equivalents, beginning of period                    6,187     4,904      3,590
                                                                   --------  --------   --------
    Cash and cash equivalents, end of period                       $  4,904  $  3,590   $  4,944
                                                                   ========  ========   ========

Supplemental Disclosure Cash Flow Information
    Cash paid during year for:
      Interest (net of amounts capitalized)                        $  4,187  $ 10,589   $ 19,482
      Income taxes                                                 $  7,472  $  3,749   $     40



See Notes To The Consolidated Financial Statements.

                               JUMBOSPORTS INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     JumboSports Inc. and its subsidiaries (the "Company") previously Sports & Recreation, Inc., operates 85 retail sporting goods outlets in 29 states.

     Periods Presented

     In fiscal 1996, the Company changed to utilizing a 52 or 53 week fiscal year ending on the Friday closest to the end of January, as compared to a 52 or 53 week fiscal year ending on the Sunday closest to the end of January. This change in fiscal year caused fiscal year 1996 to be a 52 week and five day period. The financial statements presented are for the 52 week periods ended January 29, 1995 ("Fiscal 1994") and January 28, 1996 ("Fiscal 1995") and for the 52 week and five day period ended January 31, 1997 ("Fiscal 1996").

     Principles of Consolidation

     The consolidated financial statements include the accounts of JumboSports Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Basis of Accounting

     The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

     Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company considers cost to include the direct cost of merchandise, plus internal costs associated with merchandise procurement, storage, handling, and distribution. Selling, general and administrative costs capitalized into ending inventory were $6,254 and $5,128 in Fiscal 1995 and Fiscal 1996, respectively.

     Property and Equipment

     Property is recorded at cost and includes interest on funds borrowed to finance construction. Capitalized interest was approximately $1,869, $2,476 and $135 in Fiscal 1994, Fiscal 1995 and Fiscal 1996, respectively. Depreciation and amortization are provided using the straight-line method over the estimated useful service lives of the related assets which range from three to 39.5 years. Costs and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to operations.

     Income Taxes

     The Company provides for federal and state income taxes currently payable as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes and income and expenses for tax purposes. Work Opportunity Tax credits were recorded as a reduction of income taxes.

     The Company uses the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach in accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The Company's differences relate primarily to the difference in carrying values of certain assets and liabilities for book and tax reporting and the deferred income tax liability resulting from the Company's change in fiscal 1991 from last-in, first-out (LIFO) method of inventory valuation to the FIFO method. Under SFAS 109, the effective rate on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     Advertising Costs

     Advertising costs are expensed the first time advertising takes place. Included in selling, general and administrative expenses for Fiscal 1994, Fiscal 1995 and Fiscal 1996 are $6,897, $10,420 and $13,309, respectively, of advertising expenses.

     Deferred Loan Charges

     Deferred loan charges represent fees paid in connection with the acquisition of certain of the Company's debt. These charges are being amortized using the interest method over the term of the related debt. Net deferred loan costs were $2,223 and $2,217 in Fiscal 1995 and Fiscal 1996, respectively.

     Impairment of Assets

     FAS 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of" (FAS 121), effective for years beginning after December 15, 1995, required that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. In conducting its review, management considers, among other things, its current and expected operating cash flows together with a judgment as to the fair value the Company could receive upon sale of its investment. Based on this review, the Company recorded a $5.2 million pre-tax charge as part of the $22.6 million charge it took in the second quarter of Fiscal 1996.

     Cost in Excess of  Fair Value of Net Assets Acquired

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a 40 year period. Accumulated amortization was $2,178 and $2,520 as of January 28, 1996 and January 31, 1997 respectively.

     Fair Values of Financial Instruments

     The carrying value of the Company's cash, receivables, accounts payable, revolving credit agreement, and long term debt approximate their fair values. The fair value of the convertible subordinated notes was approximately $44 million and $55 million at January 28, 1996 and January 31, 1997 respectively.

     Risk Management Instruments

     The Company, in connection with its revolving credit facility, has entered into $100 million of interest rate collar agreements. These agreements qualify for hedge accounting and are amortized to interest expense.

     Earnings Per Common Share

     Earnings per common and common equivalent shares are based on the weighted average number of common and common equivalent shares outstanding during each year as follows:


                                      Weighted Average
                           Year      Shares Outstanding
                        -------------------------------
                        Fiscal 1994       18,844,412
                        Fiscal 1995       20,062,155
                        Fiscal 1996       19,984,993


     The weighted average number of shares outstanding for Fiscal 1994 have been restated to reflect the three-for-two common stock split declared on August 24, 1994, in the form of a 50% stock dividend payable on or about September 26, 1994 (see Note 10).

     Reclassifications and Restatements

     Certain Fiscal 1994 and Fiscal 1995 amounts were reclassified or restated to conform with the current year presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                    January 28,  January 31,
                                                       1996         1997
                                                    -----------  -----------
    Land                                               $ 82,811     $100,336
    Buildings                                            88,851      118,454
    Furniture, fixtures and equipment                    23,764       32,694
    Leasehold improvements                               28,963       44,809
    Assets held under capital lease                       4,700        2,129
    Construction in-process                               6,912        9,739
                                                    -----------  -----------
           Total property and equipment                 236,001      308,161
    Less accumulated depreciation and amortization       17,732       25,510
                                                    -----------  -----------
           Property and equipment, net                 $218,269     $282,651
                                                    -----------  -----------



NOTE 3 - REVOLVING CREDIT AGREEMENT

     At January 31, 1997, the Company has a $271,000 secured revolving credit facility (reduced from $285,000 as a result of certain mortgage financings and property sales made during the year) which matures on June 4, 1998. During the term of this agreement, the Company is restricted from declaring or paying any cash dividends, making any other distributions on account of any class of its stock (other than stock splits or stock dividends) or redeeming, purchasing, retiring or otherwise acquiring directly or indirectly any shares of its stock, except for fractional shares in connection with stock splits or stock dividends and shares issued to employees to exercise outstanding options. Interest on this borrowing accrues, at the Company's option, based upon the lender's prime rate plus 100 basis points (9.25% at January 31, 1997) or LIBOR plus 200 basis points (7.69% at January 31, 1997). Interest on advances under the prime rate is payable quarterly in arrears. Interest on LIBOR rate advances is fixed and, at the Company's option, is payable in arrears on 30, 60 or 90 day periods.
The revolving credit facility is collateralized by real and personal property. The availability under the revolving credit facility is the lower of $271,000 or the borrowing base. The borrowing base is a calculation based upon eligible assets: real estate, inventories and equipment. As of January 28, 1996 and January 31, 1997 the Company had $157,000 and $203,995, respectively, outstanding and $43,000 and $36,034, respectively, available under this agreement.

     In conjunction with the revolving credit facility, the Company also entered into a letter of credit sub-facility maturing on June 4, 1998. Commitments under the letter of credit are limited to the lesser of $10,000 or the availability under the revolving line of credit. At January 28, 1996 and January 31, 1997, outstanding commitments under the letter of credit facility were $810 and $2,065, respectively.

     During Fiscal 1994, the Company consolidated and increased it existing credit facilities into a $200,000 credit facility. As a result of this renegotiation of the Company's credit facilities, the Company expensed $292 ($181 net of tax) in unamortized deferred loan costs relating to the credit facilities which existed prior to Fiscal 1994, which is included as an extraordinary charge in the Company's Consolidated Statement of Operations for Fiscal 1994.

     As of January 31, 1997, the Company was in compliance with its credit facility covenants.

NOTE 4 - LONG-TERM DEBT
                                                                  January 28,  January 31,
                                                                      1996        1997
                                                                  -----------  -----------
    Obligations under real estate capital leases for two store facilities with interest imputed at approximately 12.75%
      per annum.  The agreements require monthly payments of
      $25 including interest through September 2012.                   $2,715      $ 2,748
    Obligations under equipment capital leases with interest
      imputed at rates ranging from 8.4% to 14% per annum.
      The  agreements require aggregate monthly payments of
      approximately $40 including interest through March 1997             589           80
    Mortgage obligations for four store facilities with interest at 8.99% per annum.  The agreement requires monthly
      payments of $110 including interest through June 2008                         12,937
                                                                       ------      -------
    Total debt                                                          3,304       15,765
      Less current maturities                                             497          185
                                                                       ------      -------
    Total long-term debt                                               $2,807      $15,580
                                                                       ======      =======


     Future minimum payments under the capital lease and mortgage obligations during the fiscal years subsequent to January 31, 1997 are as follows:



                        1997                      $ 1,700
                        1998                        1,639
                        1999                        1,678
                        2000                        1,678
                        2001                        1,694
                        Thereafter                 24,260
                                                  -------
                       TOTAL                       32,649

                        Less amount
                          representing interest    16,884
                                                  -------
                        Present value of future
                          minimum lease payments   15,765
                        Less current maturities       185
                                                  -------
                       TOTAL                      $15,580
                                                  =======



NOTE 5 - SUBORDINATED DEBT

     During Fiscal 1993, the Company issued $74,750 in convertible subordinated notes with interest at 4.25%. The notes require semi-annual interest payments beginning May 1, 1994 through November 1, 2000, the date of maturity. The notes are convertible into common stock of the Company at any time on or before November 1, 2000, unless previously redeemed, at a conversion price of $25.50 per share, subject to adjustment in certain events.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Related Party Operating Leases

     The Company leases six retail stores and its administrative office facility from a formerly related partnership trust owned by the former CEO under non-cancelable operating lease agreements expiring in various years through 2007, with options to renew ranging from three to four additional five year terms. Under these agreements, monthly lease payments are required in addition to contingent rents computed as a percentage of sales in excess of a specified amount. Contingent rent paid for Fiscal 1994, Fiscal 1995 and Fiscal 1996 was $79, $130
and $96 respectively. No contingent rent remained unpaid at January 29, 1995, January 28, 1996 or January 31, 1997 on these leases. Additionally, the Company has paid security deposits of $140 in connection with these leases.

     Additional Related Party Lease

     The Company leases one store facility from an entity which is 80% owned by the formerly related partnership trust owned by the former CEO discussed above. The lease expires in 1997 with options to renew for four additional five year terms and has been accounted for as an operating lease. The Company is required to pay contingent rent computed as a percentage of sales in excess of a specified amount. Contingent rent for Fiscal 1994, Fiscal 1995 and Fiscal 1996 was $62, $31 and $0, respectively. No contingent rent remained unpaid at January 29, 1995, January 28, 1996 or January 31, 1997 on this lease.

     Tax Retention Operating Lease

     On May 10, 1995, the Company entered into a Tax Retention Operating Lease Agreement (the "TROL"), whereby an owner trust was formed for the sole purpose of acquiring and/or constructing properties which will later be leased to the Company as retail store locations. The TROL had an original aggregate facility commitment of $70,000. However, effective October 10, 1995, the aggregate facility commitment under the TROL agreement was increased to $85,000. Interim rental payments were due under the agreement for the properties opened within the first two years from the date of the TROL's inception, based upon a blended interest rate being (i) the greater of the NationsBank prime rate or the Federal Funds rate, plus 50 basis points, or (ii) the appropriate Eurodollar Rate plus a variable margin (112.5 to 150 basis points) determined based upon certain financial ratios of the Company. On June 4, 1996, the TROL was refinanced and $58,058, the utilized commitment, was incorporated into the Company's revolving credit facility. Accordingly, this transaction has been excluded from the accompanying Consolidated Statement of Cash Flows for Fiscal 1996.

     Other Operating Leases

     The Company has additional leases on 18 store facilities and two warehouses with unrelated parties. These leases have terms ranging from 10 to 20 years, with options to renew ranging from two to four additional five-year terms. Additionally, certain store leases provide for contingent rent computed as a percentage of sales in excess of a specified amount. No contingent rent was incurred for Fiscal 1994 or Fiscal 1995 on these leases. Contingent rent of $8 was incurred for Fiscal 1996.

     In addition to the facility leases, the Company has entered into various leases for store fixtures, transportation equipment and data processing equipment under operating lease agreements with terms ranging from three to five years.

     Rent expense under all operating lease agreements for each of the fiscal periods presented is as follows:


                         Related Party   Additional    TROL & Other
                           Operating    Related Party   Operating
               Year         Leases          Lease         Leases
            -----------  -------------  -------------  ------------
            Fiscal 1994      $1,838           $232       $ 6,676
            Fiscal 1995       1,917            630        10,054
            Fiscal 1996       1,665            160        12,311


     Future minimum lease payments under all non-cancelable operating lease agreements during the fiscal years subsequent to January 31, 1997 are as follows:


                                     1997        $10,143
                                     1998          7,872
                                     1999          6,943
                                     2000          6,506
                                     2001          6,481
                                     Thereafter   47,499
                                                 -------
                                     TOTAL       $85,444
                                                 =======



     New Store Construction

     The Company has previously utilized one construction agent as general contractor for substantially all of its new store facilities. The agent worked solely for the Company. Future construction will be subject to a competitive bidding process.


NOTE 7 - EMPLOYEE BENEFIT PLANS

     The Company has a qualified profit sharing and 401(k) savings plan (the "Plan") covering all employees meeting certain eligibility requirements. The Plan permits each participant to reduce his or her taxable compensation basis by up to 15% and have the amount of such reduction contributed to the Plan. The Company makes a matching contribution of 25% of the first 6% of compensation deferred by each participant. In addition, in any year, the Company may contribute to the Plan additional amounts determined by the Company's Board of Directors at its sole discretion. Salary reduction contributions are immediately vested in full; matching and discretionary contributions begin to vest after the participant's third year of service and become fully vested after the participant's seventh year of service. During fiscal years 1994, 1995 and 1996, expense under the Plan was approximately $158, $81 and $62, respectively.

     The Company has an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees meeting certain eligibility requirements to purchase Company stock at a 15% discount from the fair market value of the stock price.


NOTE 8 - INCOME TAXES

     Income tax expense (benefit) consists of the following:


                                 Fiscal  Fiscal   Fiscal
                                  1994    1995     1996
                                ------  ------  ---------
                      Current   $7,478  $2,720  $(10,875)
                      Deferred   2,297   1,255    (7,000)
                                ------  ------  --------
                                $9,775  $3,975  $(17,875)
                                ======  ======  ========


     The following is a schedule of the significant net deferred income tax assets and liabilities as of January 28, 1996 and January 31, 1997:

                                                          January 28,  January 31,
                                                             1996         1997
                                                          -----------  -----------
Net Current Deferred Income Tax Asset (Liability):
    Inventory basis difference between tax and
        financial reporting                                   $(3,576)     $(2,890)
    Accrued expenses not deductible for tax
        reporting until paid                                    1,775        5,912
    Other                                                                       43
                                                          -----------  -----------
Total current deferred income tax asset (liability), net       (1,801)       3,065
                                                          -----------  -----------

Net Non-Current Deferred Income Tax Asset (Liability):
    Accelerated tax depreciation                               (2,721)      (5,188)
    Tax benefit carryovers                                                   3,071
    Accrued expenses not deductible for tax reporting
        until paid                                                             557
    Other                                                         134           81
                                                          -----------  -----------

Total non-current deferred income tax, net                     (2,587)     $(1,479)
                                                          -----------  -----------

    Total net deferred tax asset (liability)                  $(4,388)     $ 1,586
                                                          ===========  ===========

At January 31, 1997, the Company had tax net operating loss ("NOL") carryforwards of $400 for regular federal income tax purposes and $26,800 for state income tax purposes. The federal NOL will expire, if unused, in the Year 2011 and the state NOL's will expire, if unused, in the Years 2001 through 2011. In addition, the Company had tax credit carryforwards of $2,000 for alternative minimum taxes, which are carried forward indefinitely The Company believes that it is more likely than not that all of the NOL and tax credit carryforwards will be utilized prior to their expiration.

     The Company's income tax expense differed from the statutory federal rate of 35% for Fiscal 1994, 34% for Fiscal 1995 and 34% for Fiscal 1996, as follows:


                                                          Fiscal  Fiscal   Fiscal
                                                           1994    1995     1996
                                                          ------  ------  ---------
Income taxes (benefits) using the federal statutory rate  $8,985  $3,730   $(16,462)
Increase in taxes resulting from:
    State taxes                                              767     162     (1,937)
    Goodwill amortization                                    120     116        130
    Amortization of intangible assets                        (13)
    Tax exempt interest income                                (4)
    Targeted jobs tax credit                                 (42)    (33)
    Other differences, net                                   (38)               394
                                                          ------  ------   --------
TOTAL                                                     $9,775  $3,975   $(17,875)
                                                          ======  ======   ========



NOTE 9 - NON-RECURRING, ONE TIME CHARGES AND EFFECT OF MANAGEMENT CHANGE

     In the second quarter of Fiscal 1996 the Company recorded one-time charges of $55 million. The components are as follows:


              Cost of Sales:
                Inventory write down for shrink
                   and obsolete and slow moving merchandise  $32.4
                                                             -----

              Non-recurring and other charges:
                Disposition of and impairment of
                  underperforming assets                      11.4
                Charges for certain loss contingencies         3.0
                Other charges                                  8.2
                                                             -----
                                                              22.6
                                                             -----
                   Total                                     $55.0
                                                             =====


     The disposition of and impairment of underperforming assets were attributable to the write-off of undesirable retail sites and impairment of other sites and the write-off of assets as the result of organizational changes.

     Charges for certain loss contingencies relate to the October 1996 submission of settlement without admission of liability to the court by the Company and the plaintiffs in two pending class action suits. The class action suits asserted claims under the federal securities laws and alleged the Company artificially inflated the price of its common stock during the class period, July 14, 1994 through March 13, 1995. By the terms of the settlement, a class will be certified by the court and prorata payments in the total amount of $6,250 will be made to the class members submitting claims. Of this amount, $2,875 will be funded by the Company and the remainder funded by the Company's insurance carrier.

     Other charges were attributable to costs incurred in the February management change for severance and related charges, for employee benefit program changes and for other charges.

     During Fiscal 1995, one of the Company's stores was relocated. As a result, the remaining non-cancelable operating lease commitment attributable to the original store location was accrued for in full, along with related sales and property taxes, in the amount of $483.

     In February 1996, the former CEO and Chairman stepped down from his position as CEO. In conjunction with this departure, as well as the retainage of the new President, Chairman, and CEO, certain charges for severance, bonuses, legal and other related charges were recognized in Fiscal 1995 in the amount of $1,500.


NOTE 10 - STOCKHOLDERS' EQUITY

     The Company completed an initial public offering of 8,625,000 shares of common stock on September 16, 1992 (the "IPO"), of which 6,270,000 were sold by the Company and 2,355,000 by certain selling stockholders.

     On July 22, 1992, an increase in the authorized number of shares of common stock to 20,000,000 and a 3.764-for-1 split of the Company's common stock was authorized by the Board of Directors.

     On June 23, 1994, the Stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock to 100,000,000.

     On August 24, 1994, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record as of September 3, 1994, payable on or about September 26, 1994. All share and per share data (other than share data in the Balance Sheets and Statements of Stockholders' Equity) have been restated to give retroactive effect to the stock-split for all years presented.

     On October 6, 1994, the Company completed a secondary offering of 3,000,000 shares of common stock of which 2,000,000 were sold by the Company and 1,000,000 by certain selling stockholders. Net proceeds to the Company were $46,825.

     The Company has a Stock Option Plan which was established on September 14, 1989 (the "1989 Plan"). The 1989 Plan provides that options be granted to certain key employees and directors at exercise prices equal to not less than 50% of fair market value on the date the option is granted. All options granted to date have been at fair market value on the date of the grant. Prior to Fiscal 1996, options granted to key employees generally became exerciseable after one year in 25% increments per year and expire 10 years from the date of grant. Options granted to key employees in Fiscal 1996 generally become excerciseable at 40% after two years and 20% per year thereafter and expire 10 years from the date of grant. Options granted to directors generally become fully exerciseable after one year and expire 10 years from the date of grant. The Company has reserved 2,212,212 shares for distribution under the 1989 Plan.

     In March of 1996, the Company adopted an additional stock incentive plan, the 1996 Stock Incentive Plan, for issuance of stock options to Company employees who are not subject to the reporting requirements of Section 16 under the Exchange Act (the "1996 Plan"). One million shares are reserved for issuance under the 1996 Plan, and options to purchase a total of 552,538 shares were granted to employees thereunder, as of January 31, 1997. Vesting provisions are similar under both the 1989 Plan and the 1996 Plan. Options granted to employees generally become exerciseable after one year in 25% increments per year and expire 10 years from the date of grant.

A summary of stock option activity related to the 1989 and 1996 Plans is as follows:


                                                               Weighted Avg.
                                                Option Price      Option
                                    Shares        Per Share        Price
                                   ---------    -------------  -------------
     Outstanding January 30, 1994  1,266,074   $ 3.95 - 15.83      $ 8.39
         Granted                     320,250    24.33 - 29.33       22.74
         Exercised                   (26,853)    3.95 - 15.83        4.61
         Canceled or surrendered     (26,598)   11.67 - 26.08       20.81
                                   ---------   --------------      ------
     Outstanding January 29, 1995  1,532,873    $3.95 - 29.33      $11.23
         Granted                     394,150     7.38 - 11.63       11.30
         Exercised                   (25,592)    3.95 - 15.83        4.28
         Canceled or surrendered     (55,640)   11.67 - 26.08       19.98
                                   ---------   --------------      ------
     Outstanding January 28, 1996  1,845,791   $ 3.95 - 29.33      $11.08
         Granted                   1,317,204     4.38 -  9.75        6.65
         Exercised                  (376,618)    3.95 -  5.00        4.62
         Canceled or surrendered    (677,709)  $ 6.75 - 29.33      $16.45
                                   ---------   ==============      ======
     Outstanding January 31, 1997  2,108,668   $ 3.95 - 29.33      $ 7.74
                                   =========   ==============      ======
     Shares Exerciseable             627,931                       $ 4.13
                                   =========                       ======


     In October 1995, the Financial Accounting Standards Board issued Financial Accounts Standard No.123, "Accounting for Stock Based Compensation" ("FAS 123") which is effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123, the Company has elected to continue to account for its stock based plans under APB No. 25, "Accounting for Stock Issued to Employees".

     If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the proforma amounts shown below:


                                         Fiscal     Fiscal
                                           1995       1996
                                         ------  ---------
                     Net income (loss)
                       As reported       $6,996  $(30,544)
                       Proforma          $6,438  $(33,437)

                     Earnings per share
                       As reported       $ 0.35  $  (1.53)
                       Proforma          $ 0.32  $  (1.67)


     The proforma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions: (i) a discount rate of 7.0% for 1995 and 1996; (ii) a volatility factor initially based on the average trading price for the prior 18 months; (iii) no dividend yield; and (iv) an average expected option life of four years.

     In conjunction with the change in management as described in Note 8, 236,500 outstanding options with exercise prices ranging from $11.67 to $29.33 were canceled and reissued to the former CEO and Chairman at the then market value of $5 per share. The options vest immediately and expire 5 years from the date of grant. Additionally, 300,000 options were issued to the new President, CEO and Chairman with an exercise price of $4.38, the market value on the date of grant. The options vest 40% on the second anniversary of the date of the grant and 20% each year thereafter and expire 10 years after the date of grant.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for Fiscal 1996 and Fiscal 1995 is as follows:


                                        First     Second     Third     Fourth
                                      ---------  ---------  --------  --------
  1996
  Net sales                           $143,658   $169,014   $136,798  $174,549
  Gross profit                          32,823      8,535     35,934    41,665
  Net income (loss)                       (345)   (33,233)       898     2,136
  Primary and fully diluted earnings
      per common share:
  Net income (loss)                   $  (0.02)  $  (1.67)  $   0.04  $   0.12
                                      ========   ========   ========  ========

  1995
  Net Sales                           $110,742   $124,935   $117,909  $172,176
  Gross profit                          25,990     32,938     28,884    42,740
  Net income                             1,718      3,741        551       986
  Primary and fully diluted earnings
      per common share:
  Net income                          $   0.09   $   0.19   $   0.03  $   0.05
                                      ========   ========   ========  ========