Form 10-Q
period 1997-05-02
JUMBOSPORTS INC
filed 1997-06-17
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       May 2, 1997

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
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                        identification number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,355,354 as of May 2, 1997.

                                JumboSports Inc.
                               Index to Form 10-Q
                                   May 2, 1997

                                                                     Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Stockholders' Equity        5

                  Consolidated Statements of Cash Flows                  6

                  Notes to the Consolidated Financial Statements         7

         Item 2 - Management's Discussion and Analysis                   8-10

Part II - Other Information                                              11

Signatures                                                               12

JUMBOSPORTS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE DATA)

                                            January 31,                May 2,
                                               1997                     1997
                                            ----------               ---------
                                                                     (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                      $4,944                $2,616
   Accounts receivable, net                       2,338                 2,945
   Inventories                                  201,090               220,847
   Prepaid expenses and other assets              4,495                 4,278
   Income tax receivable                         11,386                11,386
   Deferred tax asset                             1,586                 2,310
                                             ----------            ----------
     Total current assets                       225,839               244,382

Property and Equipment - net                    282,651               284,231
Other Assets:
   Cost in excess of fair value of
     net assets acquired, net                    11,145                11,060
   Other                                          5,951                 7,177
                                             ----------            ----------
     Total other assets                          17,096                18,237
                                             ----------            ----------
          Total assets                         $525,586              $546,850
                                             ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt               $185                  $108
   Accounts payable                              37,050                57,513
   Accrued expenses                              16,462                13,599
   Other                                         13,464                12,646
                                             ----------            ----------
     Total current liabilities                   67,161                83,866

   Deferred rent and other long-term
     liabilities                                  4,476                 4,028
   Long-term debt less current maturities       294,325               300,764
                                             ----------            ----------
     Total liabilities                          365,962               388,658
                                             ----------            ----------

Stockholders' Equity
   Common Stock,$.01  par  value,
   100,000,000 shares authorized,
   20,339,409 and 20,355,354 issued
   and outstanding, respectively                    203                   204
   Additional paid-in capital                   149,639               149,711
 Retained earnings                                9,782                 8,277
                                             ----------            ----------
     Total stockholders' equity                 159,624               158,192
                                             ----------            ----------
Total Liabilities & Stockholders' Equity       $525,586              $546,850
                                             ==========            ==========

See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                                    Thirteen Weeks Ended
                                                April 28,              May 2,
                                                  1996                  1997
                                                ---------            ---------

Sales                                           $143,658             $130,134
Cost of sales including
    buying & occupancy costs                     110,835               99,480
                                               ---------            ---------
Gross Profit                                      32,823               30,654
Selling, general and administrative expenses      29,695               27,178
                                               ---------            ---------
Income from operations                             3,128                3,476
Interest expense                                   3,685                5,815
                                               ---------            ---------
Loss before benefit for income taxes                (557)              (2,339)
Benefit for income taxes                            (212)                (834)
                                               ---------            ---------
Net loss                                           $(345)             ($1,505)
                                               =========            =========

Net loss per common share                         $(0.02)              $(0.07)

Weighted average shares outstanding               20,090               20,347

Stores opened during period                            4                    0

Store open at end of period                           84                   85



See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED APRIL 28, 1996 AND MAY 2, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                 Additional
                                 Common Stock     Paid in   Retained
                              Shares  Par Value   Capital   Earnings     Total
                              -----------------   -------   --------     -----

Balance, January 28, 1996     19,769     $198    $147,006    $40,326  $187,530
Issuance of common stock          59                    5                    5
Net loss                                                        (345)     (345)
Balance April 28, 1996        19,828     $198    $147,011    $39,981  $187,190

Balance, January 31, 1997     20,339     $203    $149,639     $9,782  $159,624
Issuance of common stock          16        1          72                   73
Net loss                                                      (1,505)   (1,505)
Balance May 2, 1997           20,355     $204    $149,711     $8,277  $158,192







See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
                                                       Thirteen Weeks Ended
                                                   April 28, 1996   May 2, 1997
                                                   --------------   -----------

Cash flows from operating activities:
Net loss                                                    $(345)     $(1,505)
Adjustments to reconcile net income
  to cash used in operating activities:
   Depreciation                                             2,009        2,375
   Loss (gain) on asset sales                                (221)           7
   Goodwill amortization                                       85           85
   Deferred loan cost amortization & other amortization       135          439
   Increase in deferred tax asset                               -         (725)
   Decrease in deferred income tax expense                  1,923            -
   Decrease (increase) in accounts receivable               1,518         (607)
   Increase in income tax receivable                       (2,430)           -
   Increase in inventories                                (19,253)     (19,757)
   Increase in prepaid expenses                               615          218
   Increase in other assets                                  (254)        (837)
   Increase in accounts payable                             9,121       20,463
   Increase (decrease) in accrued expenses                  1,638       (2,899)
   Increase (decrease) in other current liabilities           603         (820)
   Increase (decrease) in deferred rent                        94         (447)
   Increase in income taxes payable                           436            -
                                                          -------      -------

   Net cash used in operating activities                   (4,326)      (4,010)
                                                          -------      -------

Cash flows from investing activities:
   Capital expenditures                                    (3,818)      (4,440)
   Net collections under note receivable                       25            -
   Cash proceeds from sale of property                          -          515
                                                          -------      -------
   Net cash used in investing activities                   (3,793)      (3,925)
                                                          -------      -------

Cash flows from financing activities:
   Proceeds from sale of common stock-net                       5           73
   Net borrowings under
       revolving credit agreements                          8,500        6,377
   Repayments of long term debt                              (151)         (15)
   Loan costs                                                (275)        (828)
                                                          -------      -------
 Net cash provided by financing activities                  8,079        5,607
                                                          -------      -------

Net decrease in cash
   and cash equivalents                                       (40)      (2,328)
                                                          -------      -------
Cash, beginning of period                                   3,590        4,944
                                                          -------      -------
Cash, end of period                                        $3,550       $2,616
                                                          =======     ========


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

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended January 31, 1997 contained in the Company's Form 10-K dated May 1, 1997.


(2)  Changes in Accounting Principle

     The Company elected to change its method of accounting for merchandise inventories effective February 1, 1997. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The cumulative effect of the change to the FIFO retail method was immaterial. Proforma effects of the change for prior periods is not determinable.


(3)  Subsequent Events

     The Company completed an agreement extending the existing bank credit facility from May 1998 to May 1999. The agreement also incorporated additional capital expenditure flexibility allowing the ability to continue with new store development, renovation of selected locations and completion of upgrading the Company's infra structure.

     Also, the Company completed an additional $37 million of real estate financings, which effectively lowered the revolving credit facility to a limit of $235 million from $271 million.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies with complex capital structure that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No.15"), "Earnings Per Share." Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 for its annual period ending January 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This management's discussion and analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors could cause actual results to differ materially from these forward-looking statements.

     Management's discussion and analysis of financial condition and results of operations for the first quarter of fiscal 1997 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed May 1, 1997 for the fiscal year ended January 31, 1997.



Results of Operations

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                                     Thirteen Weeks Ended
                                              April 28, 1996        May 2, 1997
                                              --------------        -----------

Sales                                                 100.0%            100.0%
Cost of sales including buying
 and occupancy costs                                   77.1              76.4
                                                    -------            -------
Gross profit                                           22.9              23.6
Operating expenses                                     20.7              20.9
                                                    -------            -------
Income from operations                                  2.2               2.7

Interest expense-net                                    2.6               4.5
                                                    -------            -------
Loss before benefit
 for income taxes                                      (0.4)             (1.8)
Benefit for income taxes                               (0.2)             (0.6)
                                                    -------            -------
Net loss                                               (0.2)%            (1.2)%
                                                    =======            =======

Thirteen Weeks Ended (First Quarter) May 2, 1997 Compared To Thirteen Weeks Ended April 28, 1996

     The Company did not open any new stores in its first quarter compared to four new stores in the same quarter last year, ending the quarter with 85 stores this year compared to 84 stores last year.

     Sales for the first quarter decreased 9.4% to $130.1 million compared with sales of $143.7 million in the first quarter of the prior year. Same store sales for the first fiscal quarter decreased by 11.6%. Sales have been adversely affected by the following:
     1) The Company's new information management systems were installed at the beginning of the quarter. There have been significant disruptions in merchandise flow due to problems encountered in receiving and making product ready to sell at the store level;
     2) The Company's new centralized cross-dock operation began in late November of last year. As the amount of merchandise ordered by the new system increased, the facility became overloaded causing misshipments and delays that adversely affected stock levels;
     3) Certain merchandise categories were further affected. Outerwear sales in the prior year were substantially higher due to clearance sales necessitated by a poor sell-through during the winter-wear season. There was little clearance product available for sale this year. Fitness was lower due to fewer new product introductions and delivery problems encountered by certain manufacturers of high demand products;
     4) Sales were generally soft throughout the sporting goods retail segment;
     5) Competition continues to increase. Seventeen additional stores this year were adversely affected by a new big box competitor.

     Gross profit for the first quarter was $30.7 million, or 23.6% of sales, as compared to $32.8 million or 22.9% of sales for the first quarter of the prior year. The primary difference in gross margin relates to increased margin contributions by the soft goods departments slightly offset by higher buying and occupancy costs as a percentage of sales.

     Operating expenses for the first quarter were $27.2 million, or 20.9%, as compared to $29.7 million, or 20.7% of sales, for the first quarter of the prior year. The increase as a percentage of sales was attributable to increases in advertising and promotion, primarily due to the name change, offset by a reduction in payroll and payroll related expenses.

     Income from operations in the first quarter was $3.5 million, or 2.7% of sales, as compared to $3.1 million, or 2.2% of sales in the same quarter of the prior year.

     Interest expense for the first quarter was $5.8 million, or 4.5% of sales as compared to $3.7 million, or 2.6% of sales for the first quarter in the prior year. The increase in interest expense was the result of the following:
     1) Average debt increased due to refinancing $58 million of tax retention operating leases into the revolving credit facility;
     2) The renegotiated credit facility calls for borrowings at LIBOR plus 2% versus LIBOR plus 1% contributing to an overall 139 basis point increase in average interest rates;
     3)   Capitalized interest was lower due to less construction activity.

     The Company's income tax benefit for the quarter was $834,000 with an effective tax rate of approximately 35.7%. The tax benefit was $212,000 in the same quarter of the prior year with an effective tax rate of 38.0%.

     For the first quarter the Company posted a net loss of $1.5 million or (1.2)% of sales, as compared to a net loss of $0.3 million or (0.2)% of sales for the same quarter of the prior year.

Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs and to retire indebtedness. The Company's working capital needs peak in the fourth fiscal quarter.

     Operating activities used cash of $4.0 million for the thirteen weeks of fiscal 1997 as compared to cash used of $4.3 million for the same period of fiscal 1996. The improvement was primarily due to an increase in accounts payable supporting inventory.

     Net cash of $3.9 million was used in investing activities during the first thirteen weeks of fiscal 1997 compared to net cash used in investing activities during the first thirteen weeks of fiscal 1996 of $3.8 million. This years amount was related to the store signage for the name change to JumboSports and maintenance capital spending. In the prior year, the amount related primarily to the completion of new stores.

     Cash flows from financing activities provided $5.6 million for the first thirteen weeks of fiscal 1997 compared to $8.1 million for the first thirteen weeks of fiscal 1996. The decrease in cash provided by financing activities in fiscal 1997 was primarily due to less borrowing activity of the Company's revolving line of credit from the prior year.

     As of May 2, 1997, the Company had $15.7 million of capital lease and mortgage obligations, $74.8 million of 4 1/4% convertible subordinated notes due 2000 outstanding and had drawn $210.4 million on its $271 million revolving credit facility.

     The current credit facility limits the amount of capital expenditures to $10 million for fiscal 1997. Subsequent to the first thirteen weeks, the Company extended its revolving credit facility an additional year to 1999 and increased the capital expenditure limit to $22 million for fiscal 1997. The Company has spent $4.4 million through thirteen weeks.

     Management believes its current cash position, along with expected net cash provided by operating activities and its revolving credit facility will be sufficient to fund anticipated capital expenditures and working capital requirements for the upcoming year.


Seasonality and Inflation

     The Company's business is seasonal in nature, with its highest sales and operating profitability historically occurring during the fiscal fourth quarter, which includes the Christmas selling season. The Company recorded 28.0% of its sales and 52.0% of its income from operations, prior to the inventory write-down for shrink and obsolete and slow moving merchandise and non-recurring and other charges taken in the second quarter in fiscal 1996. In the future, the number and timing of the opening of new stores may impact this historical trend.

     The Company does not believe that inflation had a material effect on its results form operations for the first thirteen weeks of fiscal 1997 or 1996. There can be no assurance, however, that Company's business will not be affected by inflation in the future.


Change in Accounting Principle

     The Company elected to change its method of accounting for merchandise inventories effective February 1, 1997. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The cumulative effect of the change to the FIFO retail method was immaterial.

                                JUMBOSPORTS INC.

                           PART II - OTHER INFORMATION

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

                  None

Item 6.  Exhibits and Reports on Form 8-K.

       1)    Exhibits.

             Exhibit 11 - Weighted Average Shares Outstanding Calculation

             Exhibit 18 - Letter Regarding Change In Accounting Principle

             Exhibit 27 - Financial Data Schedule


          2) Reports on Form 8-K.

            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 JumboSports Inc.
                                                   (Registrant)




             06/16/97                         /S/ Stephen Bebis
             Date                            Stephen Bebis
                                             Chairman of the Board, Chief
                                             Executive Officer and President







             06/16/97                         /S/ Raymond P. Springer
             Date                            Raymond P. Springer
                                             Executive Vice President and
                                             Chief Financial Officer