Form 10-Q
period 1997-08-01
JUMBOSPORTS INC
filed 1997-09-12
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       August 1, 1997

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                         Commission file number 1-13322

                                JumboSports Inc.
                (Exact name of registrant as specified in its charter)

       Florida                                            52-1643157
(State or other jurisdiction of incorporation           (I.R.S. employer
or organization)                                      identification number)

  4701 W. Hillsborough Avenue            Tampa, FL        33614
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,364,377 as of August 1, 1997.

                                JumboSports Inc.
                               Index to Form 10-Q
                                 August 1, 1997

                                                                     Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Stockholders' Equity        5

                  Consolidated Statements of Cash Flows                  6

                  Notes to the Consolidated Financial Statements         7

         Item 2 - Management's Discussion and Analysis                   8-13

Part II - Other Information                                              14

Signatures                                                               15

JUMBOSPORTS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE DATA)

                                          January 31, 1997       August 1, 1997
                                          ----------------      ---------------
                                                                     (Unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                        $4,944               $1,120
   Accounts receivable, net                          2,338                7,193
   Inventories                                     201,090              277,610
   Prepaid expenses and other assets                 4,495                2,906
   Income tax receivable                            11,386                   24
   Deferred tax asset                                1,586                4,116
                                                ----------           ----------
    Total current assets                           225,839              292,969
                                                ----------           ----------

Property and Equipment - net                       282,651              284,100
                                                ----------           ----------
Other Assets:
   Cost in excess of fair value of
     net assets acquired, net                       11,145               10,974
   Other                                             5,951                8,617
                                                ----------           ----------
     Total other assets                             17,096               19,591
                                                ----------           ----------
        Total assets                              $525,586             $596,660
                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                  $185                 $526
   Accounts payable                                 37,050               57,295
   Accrued expenses                                 16,462               16,131
   Other                                            13,464               11,728
                                                ----------           ----------
    Total current liabilities                       67,161               85,680

   Deferred rent and other
     long-term liabilities                           4,476                4,136
   Long-term debt less current maturities          294,325              350,468
                                                ----------           ----------
    Total liabilities                              365,962              440,284

Stockholders' Equity
   Common stock, $.01 par value, 100,000,000
     shares authorized, 20,339,409 and
     20,364,377 issued and outstanding,
     respectively                                      203                  204
   Additional paid-in capital                      149,639              149,774
 Retained earnings                                   9,782                6,398
                                                ----------           ----------
    Total stockholders' equity                     159,624              156,376
                                                ----------           ----------
      Total liabilities & stockholders' equity    $525,586             $596,660
                                                ==========           ==========

See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

                              Thirteen Weeks Ended      Twenty-Six Weeks Ended
                             July 28,      August 1,   July 28,       August 1,
                               1996          1997        1996           1997
                            --------       --------    --------       --------

Sales                       $169,014      $136,225     $312,672       $266,359
Cost of sales including
  buying & occupancy costs   162,583       102,671      273,418        202,151
                           ---------     ---------     --------       --------
Gross profit                   6,431        33,554       39,254         64,208
Selling, general and
  administrative expenses     31,512        30,546       61,207         57,724
Non-recurring and
  other charges               22,568          --         22,568           --
                           ---------      --------     --------       --------
Income (loss) from
  operations                 (47,649)       3,008       (44,521)         6,484
Interest expense               5,066        5,939         8,751         11,754
                           ---------      --------     --------       --------
Loss before benefit
  for income taxes           (52,715)      (2,931)      (53,272)        (5,270)
Benefit for income taxes     (19,482)      (1,052)      (19,694)        (1,886)
                           ---------      --------     --------       --------
Net loss                    $(33,233)     $(1,879)     $(33,578)       $(3,384)
                           =========      ========     ========       ========

Net loss per common share     $(1.67)      $(0.09)       $(1.69)        $(0.17)

Weighted average
  shares outstanding          19,918       20,360        19,858         20,353

Stores opened during period        1            0             5              0

Store open at end of period       85           85            85             85



See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE TWENTY-SIX WEEKS ENDED JULY 28, 1996 AND AUGUST 1, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                Additional
                              Common Stock        Paid in    Retained
                            Shares  Par Value     Capital    Earnings    Total
                            ------  ---------     -------    --------    -----
Balance, January 28, 1996    19,769   $198        $147,006   $40,326  $187,530
Issuance of common stock        240      2             598                 600
Net loss                                                     (33,578)  (33,578)
                             ------   ----        --------    ------    ------
Balance July 28, 1996        20,009   $200        $147,604    $6,748  $154,552
                             ======   ====        ========    ======   =======

Balance, January 31, 1997    20,339   $203        $149,639    $9,782  $159,624
Issuance of common stock         25      1             135                 136
Net loss                                                      (3,384)   (3,384)
                             ------   ----        --------    ------   -------
Balance August 1, 1997       20,364   $204        $149,774    $6,398  $156,376
                             ======   ====        ========    ======   =======







See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
                                                      Twenty-Six Weeks Ended
                                                July 28, 1996    August 1, 1997
                                                -------------    --------------
Cash flows from operating activities:
Net loss                                             $(33,578)         $(3,384)
Adjustments to reconcile net income
 to cash used in operating activities:
   Depreciation                                         4,150            4,460
   Loss (gain) on asset sales                            (223)              11
   Goodwill amortization                                  171              171
   Deferred loan cost amortization &
     other amortization                                   262              864
   Non-recurring and other charges                     22,568               --
   Increase in deferred tax asset                     (17,607)          (2,530)
   Decrease (increase) in accounts receivable             850           (4,855)
   Decrease (increase) in income tax receivable        (2,444)          11,362
   Decrease (increase) in inventories                  35,655          (76,520)
   Decrease in prepaid expenses                           643            1,458
   Decrease (increase) in other assets                 (1,474)              83
   Increase (decrease) in accounts payable            (11,114)          20,245
   Increase (decrease) in accrued expenses              5,742           (1,002)
   Increase (decrease) in other current liabilities     1,582           (1,562)
   Increase (decrease) in deferred rent                   221             (340)
   Increase in income taxes payable                       398               --
                                                      -------          -------
   Net cash provided by (used in)
     operating activities                               5,802          (51,539)
                                                      -------          -------

Cash flow from investing activities:
   Capital expenditures                                (7,806)          (7,782)
   Net collections under note receivable                   25              132
   Cash proceeds from sale of property                     --            1,474
                                                      -------          -------
      Net cash used in investing activities            (7,781)          (6,176)
                                                      -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock-net                 600              136
   Stock purchase loan                                   (304)              --
   Borrowings under revolving credit agreement         24,595           20,003
   Payments under revolving credit agreement          (20,250)            (444)
   Proceeds from mortgage financing                        --           37,000
   Repayments of long term debt                          (267)             (74)
   Loan costs                                          (2,726)          (2,730)
                                                      -------          -------
 Net cash provided by financing activities              1,648           53,891
                                                      -------          -------

Net decrease in cash
  and cash equivalents                                   (331)          (3,824)
                                                      -------          -------
Cash, beginning of period                               3,590            4,944
                                                      -------          -------
Cash, end of period                                    $3,259           $1,120
                                                      =======          =======

See Notes to the Consolidated Financial Statements

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

     Management's discussion and analysis of financial condition and results of operations for the twenty-six weeks of fiscal 1997 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed May 1, 1997 for the fiscal year ended January 31, 1997.



Results of Operations

     The following table set forth certain operating data as a percentage of sales for the periods indicated:

                               Thirteen Weeks Ended      Twenty-Six Weeks Ended
                               July 28,    August 1,     July 28,     August 1,
                                 1996        1997          1996         1997
                               --------    --------      --------     ---------

Sales                            100.0%      100.0%         100.0%       100.0%
Cost of sales including buying
 and occupancy costs              96.2        75.4           87.4         75.9
                                -------     -------        -------       ------
Gross profit                       3.8        24.6           12.6         24.1
Selling, general and
 administrative expenses          18.6        22.4           19.6         21.7
Non-recurring and
 other charges                    13.4          --            7.2           --
                                -------     -------         -------      ------
Income (loss) from operations    (28.2)        2.2          (14.2)         2.4

Interest expense-net               3.0         4.4            2.8          4.4
                                -------     -------         -------      ------
Loss before benefit
 for income taxes                (31.2)       (2.2)         (17.0)        (2.0)
Benefit for income taxes         (11.5)       (0.8)          (6.3)        (0.7)
                                -------     -------         -------      ------
Net loss                         (19.7)%      (1.4)%        (10.7)%       (1.3)%
                                =======     =======         =======      ======

Thirteen Weeks Ended (Second Quarter) August 1, 1997 Compared To Thirteen Weeks Ended July 28, 1996

     The Company did not open any new stores in its second quarter compared to one new store in the same quarter last year, ending the quarter with 85 stores in both the current and prior year.

     Sales for the second quarter decreased 19.4% to $136.2 million compared with sales of $169.0 million in the second quarter of the prior year. Same store sales for the second fiscal quarter decreased by 19.4%. While these same store sales were unfavorable, they are not truly comparable because sales in the prior year were bolstered by the 1996 inventory clearance sale the Company started in June 1996 and continued through November 1996. Sales below cost for the inventory clearance sale were $18.2 million in the second quarter of the prior year which represents 10.7% of last years sales. Adjusting same store sales in the prior year for the below cost clearance sale, leaves a comparable store sales decrease of 9.7% for the second fiscal quarter. Sales have been adversely affected by the following:
     1. Sales were generally soft throughout the sporting goods retail segment partially as a result of comparisons against last year's Olympic merchandise sales and last year's increased foot traffic due to the Olympics;
     2. Certain merchandise categories were further affected. Fitness continues to be lower due to fewer "infomercial"-driven product introductions. In-line skates across the industry are a declining business. The hunting category is also experiencing a continued decline;
     3. Competition continues to increase. Fourteen additional stores this quarter were adversely affected by new big-box competitors which opened after the second quarter of the prior year.

     Gross profit for the second quarter was $33.6 million, or 24.6% of sales, as compared to $6.4 million or 3.8% of sales for the second quarter of the prior year. In the prior year, an inventory write-down of $32.4 million, or 19.2% of sales was taken for slow moving and obsolete inventory. The primary difference in gross margin percent relates to increased margin contributions from the soft goods departments as slightly offset by higher buying and occupancy costs and a higher shrinkage accrual based on the prior year's experience.

     Selling, general and administrative expenses for the second quarter were $30.5 million, or 22.4% of sales, as compared to $31.5 million, or 18.6% of sales, for the second quarter of the prior year. The increase as a percentage of sales was due to lower sales volume leverage on fixed costs and certain higher operating costs. Payroll expense was up 174 basis points due to the in-store problems encountered by the introduction of the new merchandise systems as well as problems experienced in the implementation of a new distribution center; also, a higher average wage resulted from the "ripple-effect" of the minimum wage increase and a generally tighter labor market. Advertising expense was up 163 basis points. Most of the overage occurred early in the quarter.

     In addition to the $32.4 million inventory write-down, the Company incurred $22.6 million of non-recurring and other charges, or 13.4% of sales in the prior year.

     Income from operations in the second quarter was $3.0 million, or 2.2% of sales, as compared to a loss from operations of $47.6 million, or (28.2)% of sales in the same quarter of the prior year. The loss from operations in the prior year was primarily the result of the $55 million one time charges.

     Interest expense for the second quarter was $5.9 million, or 4.4% of sales as compared to $5.1 million or 3.0% of sales in the same quarter of the prior year. The increase in interest rates was the result of increased debt, the result of higher inventory levels, and the refinancing of $58 million of tax retention operating leases into the revolving credit facility in the middle of the second quarter of the prior year.

     The Company's income tax benefit for the quarter was $1.1 million with an effective rate of approximately 35.9%. The tax benefit was $19.5 million in the same quarter of the prior year with an effective tax rate of 37.0%.

     For the second quarter the Company posted a net loss of $1.9 million or (1.4)% of sales, as compared to a net loss of $33.2 million, or (19.7)% of sales for the same quarter of the prior year. The net loss in the second quarter of the prior year was attributable to the after-tax effect, $34.6 million, of the inventory write-down and one time charges.


Twenty-Six Weeks (First-Half) Ended August 1, 1997 Compared To Twenty-Six Weeks Ended July 28, 1996

     The Company did not open any new stores in its first half compared to 5 new stores in its first half last year.

     Sales for the first twenty-six weeks decreased 14.8% to $266.4 million compared to sales of $312.7 million in the comparable period last year. Same store sales for this twenty-six week period declined 15.8%. While these same store sales were unfavorable, they are not truly comparable, because sales in the prior year were bolstered by an inventory clearance in the second quarter of the prior year. Adjusting same store sales in the prior year for the below cost clearance sales, leaves a comparable store sales decrease of only 10.6%. Sales have been adversely impacted by the following:
     1. The Company's new information management systems were installed at the beginning of the year. There have been significant disruptions in merchandise flow due to problems encountered in receiving and making product ready to sell at the store level through part of the second quarter;
     2. The Company's new centralized cross-dock operation began in late November of last year. As the amount of merchandise ordered by the new system increased, the facility became overloaded causing mis-shipments and delays that adversely affected stock levels through part of the second quarter;
     3. Certain merchandise categories were further affected. Outerwear sales in the prior year were substantially higher due to clearance sales necessitated by a poor sell-through during the winter-wear season. There was little clearance product available for sale this year. Fitness continues to be lower due to fewer new "infomercial"-driven product introductions, and in-line skates are a declining business across the industry;
     4. Sales were generally soft throughout the sporting goods retail segment, partially as a result of comparisons against last year's Olympic merchandise sales and last year's increased foot traffic due to the Olympics;
     5. Competition continues to increase. Seventeen additional stores this year were adversely affected by new big-box competitors which have opened since the beginning of the prior year.

     Gross profit for the twenty-six week period of the current year was $64.2 million, or 24.1% of sales, compared to $39.3 million, or 12.6% of sales for the prior year. The Company incurred an inventory write-down charge of $32.4 million, or 10.4% of sales. Gross margin contributions from the soft goods departments were the primary reason for the increase offset slightly by higher buying and occupancy costs, and a higher shrinkage accrual based on prior year's experience.

     Selling general and administrative expenses for the twenty-six weeks of the current year were $57.7 million, or 21.7% of sales, as compared to $61.2 million, or 19.6% of sales, for the twenty-six weeks of the prior year. The increase as a percentage of sales was due to lower sales volume leverage on fixed costs and certain higher operating costs. Payroll expense was up 79 basis points due to the in-store problems encountered by the introduction of the new merchandise systems as well as problems experienced in the implementation of a new distribution center; also a higher average wage resulted from the "ripple-effect" of the minimum wage increase and a generally tighter labor market. Advertising expense was up 134 basis points, a result of the corporate name change and increased expenditures for radio advertising, television advertising and the multi-page advertising book.

     In addition to the $32.4 million inventory charge, the Company incurred a $22.6 million charge, or 7.2% of sales, in the second quarter of the prior year, for non-recurring and other charges.

     Income from operations in the twenty-six weeks of this year was $6.5 million, or 2.4% of sales, as compared to loss from operations of $44.5 million, or (14.2)% of sales, in the twenty-six weeks of the prior year. The loss in the prior year was attributable to the $55 million in charges taken in the second quarter of the prior year.

     Interest expense for the first half of the current year was $11.8 million, or 4.4% of sales, as compared to $8.8 million, or 2.8% of sales, for the comparable period in the prior year. This increase in interest expense was the result of the following:
     1. Average debt increased due to refinancing $58 million of tax retention operating leases into the revolving credit facility and higher inventory levels;
     2. The re-negotiated credit facility calls for borrowings at LIBOR plus 2% versus LIBOR plus 1% contributing to an overall 83 basis point increase in average interest rates.

     The Company's income tax benefit for the first half was $1.9 million with an effective tax benefit of 36.5% compared to a tax benefit of $19.7 million in the prior year with an effective tax rate of 37.0%.

     The Company posted a net loss of $3.4 million or (1.3)% of sales, as compared to a net loss of $33.6 million or (10.7)% of sales, for the same period of the prior year. The net loss for the twenty-six week period of the prior year was attributable to the $55 million charge for inventory, non-recurring and other items incurred in the second quarter resulting in a net charge after tax of $34.6 million.

Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs and to retire indebtedness. The Company's working capital needs peak in the fourth fiscal quarter.

     Operating activities used cash of $51.5 million for the twenty-six weeks of fiscal 1997 as compared to cash provided of $5.8 million for the same period of fiscal 1996. The increased use of cash was primarily due to a substantial increase in merchandise inventory. Management attributes this above-normal level to problems encountered as a result of the new merchandising system, the new distribution facility and to certain over-reactions to out-of-stock inventory positions. Some product returns have been arranged, future orders have been adjusted and an orderly sell down plan has been developed. Controls have been installed to assure that these conditions do not recur. Merchandise inventories are expected to return to prior year levels by December.

     Net cash of $6.2 million was used in investing activities during the first twenty-six weeks of fiscal 1997, compared to net cash used in investing activities during the first twenty-six of fiscal 1996 of $7.8 million. This year's amount was related to the store signage for the name change to JumboSports and maintenance capital spending. In the prior year, the amount related primarily to the completion of new stores.

     Cash flows from financing activities provided $53.9 million for the first twenty-six weeks of fiscal 1997, compared to $1.6 million for the first twenty-six weeks of fiscal 1996. The increase in cash provided by financing activities in fiscal 1997 was primarily due to increased borrowing activity of the Company's revolving line of credit from the prior year, and the completion of $37.0 million of mortgage financings.

     As of August 1, 1997, the Company had $52.7 million of capital lease and mortgage obligations, $74.8 million of 4 1/4% convertible subordinated notes due 2000 outstanding and had drawn $223.6 million on its $235.0 million revolving credit facility.

     The current credit facility limits the amount of capital expenditures to $22 million for fiscal 1997. The Company has spent $7.8 million through twenty-six weeks.

     Management believes its current cash position, along with expected net cash provided by operating activities and its revolving credit facility will be sufficient to fund anticipated capital expenditures and working capital requirements for the upcoming year.

Seasonality and Inflation

     The Company's business is seasonal in nature, with its highest sales and operating profitability historically occurring during the fiscal fourth quarter, which includes the Christmas selling season. During the fourth quarter, the Company recorded 28.0% of its sales and 52.0% of its income from operations, prior to the inventory write-down for shrink and obsolete and slow moving merchandise and non-recurring and other charges taken in the second quarter in fiscal 1996. In the future, the number and timing of the opening of new stores may impact this historical trend.

     The Company does not believe that inflation had a material effect on its results form operations for the first twenty-six weeks of fiscal 1997 or 1996. There can be no assurance, however, that Company's business will not be affected by inflation in the future.


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

Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  None
Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of the Shareholders-Holders.

          a.   Annual Meeting of Shareholders held June 4, 1997
          b.   The following directors were elected to office at that meeting:
                                                  For            Withheld
                                                 -----           --------
                    Stephen Bebis            14,437,517         1,433,259
                    Harold Compton           14,588,499         1,282,277
                    Samuel Northrop, Jr.     14,660,911         1,209,865
                    Steven A. Raymund        14,453,176         1,417,600
                    Ronald L. Vaughn         14,649,395         1,221,381
                    Jack E. Bush             14,448,723         1,422,053
          c. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld in each case, indicated next to each such matter:
               1.  Election of six directors
                         (See Item 4b above)
               2.  Approval of amendment to Articles
                     For: 7,903,579   Against: 6,883,246   Abstain: 49,781
               3.  Approval of Amendment to 1989 Incentive Stock Plan
                     For: 7,599,076   Against: 5,420,841   Abstain: 34,410
               4.  Ratification of V.P. Stock Purchase Program
                     For:11,045,702   Against: 2,079,161   Abstain: 37,060

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

          1)   Exhibits.

               Exhibit 3(i) - Amendment to Articles of Incorporation

               Exhibit 11 - Weighted Average Shares Outstanding Calculation

               Exhibit 27 - Financial Data Schedule


          2)   Reports on Form 8-K.

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JumboSports Inc.
                                  (Registrant)




             09/12/97                         /S/ Stephen Bebis
             Date                            Chairman of the Board, Chief
                                             Executive Officer and President







             09/12/97                         /S/ Raymond P. Springer
             Date                            Executive Vice President and
                                             Chief Financial Officer