Form 10-Q
period 1997-10-31
JUMBOSPORTS INC
filed 1997-12-15
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       October 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,371,202 as of October 31, 1997.

                                JumboSports Inc.
                               Index to Form 10-Q
                                October 31, 1997

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

JUMBOSPORTS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE DATA)

                                          January 31, 1997      October 31, 1997
                                          ----------------      ---------------
                                                                     (Unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                        $4,944                 $993
   Accounts receivable, net                          2,338                7,559
   Inventories                                     201,090              254,303
   Prepaid expenses and other assets                 4,495                5,171
   Income tax receivable                            11,386                   28
   Deferred tax asset                                1,586                3,389
                                                ----------           ----------
    Total current assets                           225,839              271,443
                                                ----------           ----------

Property and Equipment - net                       282,651              266,787
                                                ----------           ----------
Other Assets:
   Cost in excess of fair value of
     net assets acquired, net                       11,145               10,889
   Other                                             5,951                7,549
                                                ----------           ----------
     Total other assets                             17,096               18,438
                                                ----------           ----------
        Total assets                              $525,586             $556,668
                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                  $185                 $941
   Accounts payable                                 37,050               49,434
   Accrued expenses                                 16,462               17,909
   Other                                            13,464               12,484
                                                ----------           ----------
    Total current liabilities                       67,161               80,768

   Deferred rent and other
     long-term liabilities                           4,476                4,286
   Long-term debt less current maturities          294,325              360,982
                                                ----------           ----------
    Total liabilities                              365,962              446,036

Stockholders' Equity
   Common stock, $.01 par value, 100,000,000
     shares authorized, 20,339,409 and
     20,371,202 issued and outstanding,
     respectively                                      203                  204
   Additional paid-in capital                      149,639              149,793
 Retained earnings (loss)                            9,782              (39,365)
                                                ----------           ----------
    Total stockholders' equity                     159,624              110,632
                                                ----------           ----------
      Total liabilities & stockholders' equity    $525,586             $556,668
                                                ==========           ==========

See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

                            Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                          October 27,   October 31,    October 27,   October 31,
                              1996          1997           1996          1997
                          ----------    ----------     ----------    ----------

Sales                       $136,798      $129,945       $449,470      $396,304
Cost of sales including
 buying & occupancy costs    100,864       120,643        374,282       322,794
                           ---------     ---------       --------      --------
Gross profit                  35,934         9,302         75,188        73,510
Selling, general and
 administrative expenses      28,955        27,792         90,162        85,516
Non-recurring and
 other charges                  --          20,700         22,568        20,700
                           ---------     ---------       --------      --------
Income (loss) from
 operations                    6,979       (39,190)       (37,542)      (32,706)
Interest expense               5,530         6,573         14,281        18,327
                           ---------     ---------       --------      --------
Income (loss) before
 income tax expense (benefit)  1,449       (45,763)       (51,823)      (51,033)
Income tax expense (benefit)     551          --          (19,143)       (1,886)
                           ---------     ----------      --------      ---------
Net income (loss)               $898      $(45,763)      $(32,680)     $(49,147)
                           =========     ==========      ========      =========

Net loss per common share     $ 0.04        $(2.25)        $(1.64)       $(2.41)

Weighted average
  shares outstanding          20,277        20,368         19,904        20,358

Stores opened during period        0             0              5             0

Store open at end of period       85            85             85            85



See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996 AND OCTOBER 31, 1997 (IN THOUSANDS)
(UNAUDITED)

                                                Additional
                              Common Stock        Paid in    Retained
                            Shares  Par Value     Capital    Earnings    Total
                            ------  ---------     -------    --------   ------
Balance, January 28, 1996   19,769       $198    $147,006     $40,326 $187,530
Issuance of common stock       211          2       1,022                1,024
Net loss                                                      (32,680) (32,680)
                            ------  ---------     -------    --------   ------
Balance October 27, 1996    19,980       $200    $148,028      $7,646 $155,874
                            ======  =========     =======    ========   ======

Balance, January 31, 1997   20,339       $203    $149,639      $9,782 $159,624
Issuance of common stock        32          1         154                  155
Net loss                                                      (49,147) (49,147)
                            ------  ---------     -------    --------   ------
Balance October 31, 1997    20,371       $204    $149,793    $(39,365)$110,632
                            ======  =========     =======    ========   ======







See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
                                                 Thirty-Nine Weeks Ended
                                           October 27, 1996    October 31, 1997
                                           ----------------    ----------------
Cash flows from operating activities:
Net loss                                          $(32,680)           $(49,147)
Adjustments to reconcile net income
 to cash used in operating activities:
   Depreciation                                      6,487               6,747
   Loss (gain) on asset sales                         (223)                 11
   Goodwill amortization                               256                 256
   Deferred loan cost amortization &
     other amortization                                719               1,299
   Non-recurring and other charges                  22,568              20,700
   Increase in deferred tax asset                  (17,141)             (1,803)
   Decrease (increase) in accounts receivable        1,458              (5,221)
   Decrease (increase) in income tax receivable     (1,754)             11,358
   Decrease (increase) in inventories               27,297             (53,213)
   Increase in prepaid expenses                       (644)               (807)
   Decrease (increase) in other assets              (1,502)                269
   Increase in accounts payable                     10,982              12,384
   Increase (decrease) in accrued expenses          (5,480)              1,399
   Increase (decrease) in other current liabilities    532              (2,518)
   Increase (decrease) in deferred rent                325                (190)
   Increase (decrease) in income taxes payable         474                 (20)
                                                   -------              -------
   Net cash provided by (used in)
     operating activities                           11,674             (58,496)
                                                   -------              -------

Cash flow from investing activities:
   Capital expenditures                            (11,174)             (9,695)
   Net collections under note receivable                25                 --
   Cash proceeds from sale of property                --                 1,474
                                                   -------              -------
      Net cash used in investing activities        (11,149)             (8,221)
                                                   -------              -------

Cash flows from financing activities:
   Proceeds from sale of common stock-net            1,024                 154
   Stock purchase loan                                (319)                132
   Borrowings under revolving credit agreement      24,595              21,470
   Payments under revolving credit agreement       (22,230)            (26,280)
   Proceeds from mortgage financing                   --                72,425
   Repayments of long term debt                       (376)               (572)
   Loan costs                                       (2,868)             (4,563)
                                                   -------              -------
 Net cash provided by financing activities            (174)             62,766
                                                   -------              -------

Net decrease in cash
  and cash equivalents                                 351              (3,951)
                                                   -------              -------
Cash, beginning of period                            3,590               4,944
                                                   -------              -------
Cash, end of period                                 $3,941                $993
                                                   =======              ======

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


(2)  Contingencies

     Pending Litigation - In October 1997, the Company announced that it was terminating its relationship with AMR Service Corporation for the operation of JumboSports' warehouse facility in Nashville, Tennessee. The Company has instituted litigation against AMR Services Corporation in federal court in Tampa, Florida alleging breach of its agreement with AMR in connection with the operation of the Nashville facility. AMR Services Corporation has instituted litigation against JumboSports in Tennessee State Court asking for the return of certain equipment and alleging breach of contract. The Company expects the litigation to be consolidated. The outcome is undeterminable at this time.


(3)  Other Events

     In October 1997, the Company announced that it would be closing eight stores in its 85 store chain in early 1998. The stores to be closed are located in the cities of : Atlanta, Georgia (2); Columbus, Ohio (1); Detroit, Michigan
(3); and Houston, Texas (2). Six of the eight stores are under agreement to be sold, one is for sale and the remaining store is held under lease. The Company took a charge in the third fiscal quarter of 1997 in the amount of $23.3 million to recognize the loss on the disposition of the real estate and liquidation of the stores' inventory.

     In the third fiscal quarter, the Company took a charge in the amount of $12.2 million due to excess athletic footwear and apparel.

     As of the October 31, 1997 reporting period, the Company failed to comply with certain financial covenants set forth in its existing credit agreement. The Company's lenders have agreed to forbear from exercising any of their rights and remedies through January 31, 1998.


(4)  Subsequent Events

     Subsequent to October 31, 1997, the Company received a commitment from GE Capital Corporation, as Agent, and PPM Finance, Inc., as Co-Agent, to provide a fully-underwritten four year $215 million senior secured credit facility. Proceeds of the facility will be used to refinance the existing credit facility and provide for on-going working capital needs and other general corporate purposes. Consummation of the financing is subject to various terms and conditions, including, but not limited to negotiation of a mutually acceptable definite credit agreement and related documentation. The Agreement is expected to be consummated prior to January 31, 1998.

     On December 8, 1997, the Company announced that with the mutual consent of the Company, Stephen Bebis has resigned as Chairman, Director, President and Chief Executive Officer. Effective December 8, 1997. Jack E. Bush, a current Director of the Company, has assumed the position of Chairman of the Board and acting Chief Executive Officer. Raymond P. Springer, the Company's Chief Financial Officer, has assumed additional responsibilities as the Company's acting President and Chief Operating Officer.

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

     Management's discussion and analysis of financial condition and results of operations for the thirty-nine weeks of fiscal 1997 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed May 1, 1997 for the fiscal year ended January 31, 1997.

     In October 1997, the Company announced that it would be closing eight stores in its 85 store chain in early 1998. The stores to be closed are located in the cities of : Atlanta, Georgia (2); Columbus, Ohio (1); Detroit, Michigan
(3); and Houston, Texas (2). Six of the eight stores are under agreement to be sold, one is for sale and the remaining store is held under lease. The Company took a charge in the third fiscal quarter of 1997 in the amount of $23.3 million for these store closings to recognize the loss on the disposition of the real estate and liquidation of the stores' inventory.

Results of Operations

     In the third quarter of fiscal 1997, the Company recorded one-time charges of $37.8 million. The charges relate to the closing of eight stores, the write-off of deferred debt costs and inventory writedowns in athletic footwear and apparel. The components are as follows:

Cost of Sales:
  Writedown for excess footwear and apparel inventory         $12.2
  Writedown for store closings inventory liquidation            4.9
                                                           --------
                                                              $17.1
Non-recurring and other charges:
  Charges for store closings                                  $18.4
  Write-off of deferred debt costs                              2.3
                                                           --------
                                                              $20.7
                                                           --------
Total                                                         $37.8
                                                           ========

     The following table set forth certain operating data as a percentage of sales for the periods indicated:

                           Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                         October 27,    October 31,  October 27,    October 31,
                            1996           1997         1996            1997
                         ----------     ----------    ----------     ----------

Sales                        100.0%         100.0%        100.0%         100.0%
Cost of sales
 including buying
 and occupancy costs          73.7           92.8          83.3           81.5
                            -------        -------       -------         ------
Gross profit                  26.3            7.2          16.7           18.5
Selling, general and
 administrative expenses      21.2           21.4          20.1           21.6
Non-recurring and
 other charges                 --            15.9           5.0            5.2
                            -------        -------       -------         ------
Income (loss)
 from operations               5.1          (30.1)         (8.4)          (8.3)

Interest expense-net           4.0            5.1           3.1            4.6
                            -------        -------       -------         ------
Income (loss) before
 provision (benefit)
 for income taxes              1.1          (35.2)        (11.5)         (12.9)
Provision (benefit)
 for income taxes              0.4            0.0          (4.2)          (0.5)
                            -------        -------       -------         ------
Net income (loss)              0.7%         (35.2)%        (7.3)%        (12.4)%
                            =======        =======       =======         ======

Thirteen Weeks Ended (Third Quarter) October 31, 1997 Compared To Thirteen Weeks Ended October 27, 1996

     The Company operated 85 stores in both the current year and prior year.

     Sales for the third quarter decreased 5.0% to $129.9 million compared with sales of $136.8 million in the third quarter of the prior year. Same store sales for the third fiscal quarter decreased by 5.4%. While these same store sales were unfavorable, they are not truly comparable because sales in the prior year were bolstered by the 1996 inventory clearance sale the Company started in June 1996 and continued through November 1996. Sales below cost for the inventory clearance sale were $14.6 million in the third quarter of the prior year which represents 10.7% of sales in the third quarter of the prior year. Adjusting the same store sales in the prior year for the below cost clearance sale results in a comparable store sales increase of 5.9% for the third fiscal quarter. Sales have been affected by the following:

     1. Sales continued to be generally soft throughout the sporting goods retail segment;
     2. Competition continues to increase, fifteen stores this quarter were adversely affected by new big box competition which opened after the third quarter of the prior year;
     3 Certain merchandising categories were affected. Fitness continues to be lower due to fewer "infomercial" driven product introductions. The hunting category experienced a positive trend in the third quarter. Athletic footwear and apparel were driven with promotionally oriented inventory clearance retailing.

     Gross profit for the third quarter was $9.3 million, or 7.2% of sales, as compared to $35.9 million, or 26.3% of sales in the prior year. In the current year the Company recorded a $17.1 million charge, or 13.2% of sales, for inventory writedowns attributable to the closing of eight stores and to excess athletic footwear and apparel inventory. The remaining differences in gross margin percent relate to the promotion of athletic footwear and apparel to enhance inventory liquidation (4.2%), point of sale markdowns due to pricing discrepancies (2.3%), higher buying and occupancy costs (0.34%) and a higher shrinkage accrual based on the prior year's experience (1.23%).

     Selling, general and administrative expenses for the third quarter were $27.8 million, or 21.4% of sales, as compared to $29.0 million, or 21.2% of sales, for the third quarter of the prior year. The increase as a percentage of sales was due to the following:

     1. Advertising expense was up 46 basis points, primarily the result of increased newspaper advertising early in the third quarter this year;
     2.   Physical inventory service expense was up 20 basis points;
     3. Payroll expense was lower 18 basis points due to a focus on labor management;
     4.   General and administrative expenses were lower 28 basis points.

     In addition to the $17.1 million inventory write-down, the Company incurred $20.7 million of non-recurring charges, or 15.9% of sales, in the third fiscal quarter. Of the $20.7 million charge, $18.4 million is for store closings and $2.3 million is for the write-off of deferred debt costs associated with refinancing the existing credit agreement.

     The loss from operations in the third quarter was $39.2 million, or (30.1)% of sales, as compared to income from operations of $7.0 million, or 5.1% of sales, in the same quarter of the prior year. The loss from operations in the third fiscal quarter of the current year was primarily the result of the $37.8 million one time charges.

     Interest expense for the third quarter was $6.6 million, or 5.1% of sales, as compared to $5.5 million, or 4.0% of sales, in the same quarter of the prior year. The increase in interest expense was the result of increased debt due to higher inventory levels.

     The Company did not record an income tax benefit in the third quarter. In the prior year, the Company recorded income tax expense of $0.5 million with an effective tax rate of 38.0%.

     For the third quarter, the Company posted a net loss of $45.8 million, or (35.2)% of sales, as compared to net income of $0.9 million, or 0.7% of sales, for the same quarter of the prior year. The net loss in the third quarter of the current fiscal year is attributable to the $37.8 million one time charges.



Thirty-nine Weeks (First Three Quarters) Ended October 31, 1997 Compared to Thirty-nine Weeks Ended October 27, 1996

     The  Company  did not open any new stores in the  thirty-nine  weeks  ended
October 31, 1997, compared to five new stores opened in the thirty-nine weeks ended October 27, 1996.

     Sales for the first three quarters decreased 11.8% to $396.3 million compared to sales of $449.5 million in the comparable period last year. Same store sales for this thirty-nine week period declined 12.6%. While these same store sales were unfavorable, they are not truly comparable, because sales in the prior year were bolstered by an inventory clearance in the second and third quarters of the prior year. Sales below cost for the inventory clearance sale were $32.8 million which represents 7.3% of the prior years sales. Adjusting same store sales in the prior year for the below cost clearance sale, results in a comparable sales decrease of 5.7%. Sales have been adversely impacted by the following:
     1. The Company's new information management systems were installed at the beginning of the year. There have been significant disruptions in merchandise flow due to problems encountered in receiving and making product ready to sell at the store level through the first half of the current year;
     2. The Company's new centralized cross-dock operation began in late November of the prior year. As the amount of merchandise ordered by the new system increased, the facility became overloaded causing mis-shipments and delays that adversely affected stock levels through part of the second quarter;
     3. Certain merchandise categories were further affected. Outerwear sales in the prior year were substantially higher due to clearance sales necessitated by a poor sell-through during the winter-wear season. There was little clearance product available for sale this year. Fitness continues to be lower due to fewer new "infomercial"-driven product introductions, and in-line skates are a declining business across the industry;
     4. Sales were generally soft throughout the sporting goods retail segment, partially as a result of comparisons against last year's Olympic merchandise sales and last year's increased foot traffic due to the Olympics;
     5. Competition continued to increase. Twenty-one additional stores this year were adversely affected by new big-box competitors which have opened since the beginning of the prior year.

     Gross profit for the thirty-nine week period of the current year was $73.5 million, or 18.5% of sales, compared to $75.2 million, or 16.7% of sales, for the prior year. The Company incurred a $17.1 million inventory write-down charge, or 4.3% of sales related to excess footwear and apparel and store closings. Last year, the Company took a charge to cost of goods of $32.4 million, or 7.2% of sales, to recognize the loss on dated and discontinued product. The remaining decrease was attributable to higher buying and occupancy costs and a higher shrinkage accrual based on prior year's experience.

     Selling, general and administrative expenses for the thirty-nine week period were $85.5 million, or 21.6% of sales, compared to $90.2 million, or 20.1% of sales, in the same period of the prior year. The increase as a percentage of sales was due to lower sales volume leverage on fixed costs and certain higher operating costs. Payroll expense was up 77 basis points due to the in-store problems encountered by the introduction of the new merchandise systems as well as problems experienced in the implementation of a new distribution center; also a higher average wage resulted from the "ripple-effect" of the minimum wage increase and a generally tighter labor market. Advertising expense was up 104 basis points, a result of the corporate name change and increased expenditures for television advertising, newspaper advertising and the multi-page advertising book.

     In addition to the $17.1 million inventory write-down, the Company incurred $20.7 million of non-recurring charges, or 5.2% of sales, in the current year's third fiscal quarter. Of the $20.7 million charge, $18.4 million was for store closings and $2.3 million was for the write-off of deferred debt costs. In the second quarter of the prior year, the Company recorded a $22.6 million charge, or 5.0% of sales.

     Loss from operations in the first three quarters of the current year was $32.7 million, or (8.3)% of sales, compared to a loss from operations of $37.5 million, or (8.4)% of sales, in the same period of the prior year. The loss in the current year was primarily attributable to the $37.8 million in charges taken in the third fiscal quarter. The loss in the prior year was primarily attributable to the $55.0 million in charges taken in the second fiscal quarter.

     Interest expense for the thirty-nine weeks of the current year was $18.3 million, or 4.6% of sales, compared to $14.3 million, or 3.1% of sales, for the comparable period in the prior year. This increase in interest expense was the result of the following:
     1. Average debt increased due to refinancing $58.0 million of tax retention operating leases into the existing revolving credit facility and higher inventory levels;
     2. The re-negotiated existing credit facility calls for borrowings at LIBOR plus 2% versus LIBOR plus 1% contributing to an overall 56 basis point increase in average interest rates.

     The Company's income tax benefit for the thirty-nine weeks of the current year was $1.9 million with an effective rate of 3.7% compared to a tax benefit of $19.1 million in the prior year with an effective tax rate of 36.9%.

     The Company posted a net loss of $49.1 million, or (12.4)% of sales, compared to a net loss of $32.7 million, or (7.3)% of sales, for the same period of the prior year. The net loss for the thirty-nine week period of the current year was primarily attributable to the $37.8 million charge for inventory and non-recurring charges incurred in the third fiscal quarter resulting in the full $37.8 million as a charge after tax. In the prior year, the net loss was attributable to the $55.0 million charge for inventory, non-recurring and other items incurred in the second quarter of the prior year, resulting in a net charge after tax of $34.6 million.


Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs and to retire indebtedness. The Company's working capital needs typically peak in the fourth fiscal quarter.

     Operating activities used $58.5 million for the thirty-nine weeks of fiscal 1997 as compared to cash provided of $11.7 million for the same period of fiscal 1996. The increased use of cash was primarily due to an increase in merchandise inventory. Management attributes this above-normal level to problems encountered as a result of the new merchandising system, the new distribution facility and to certain over-reactions to out-of-stock inventory positions. Some product returns have been arranged, future orders have been adjusted and an orderly sell down plan has been developed. Controls have been installed to assure that these conditions do not recur. Merchandise levels are expected to return to prior year levels by year-end.

     Net cash of $8.2 million was used in investing activities during the first thirty-nine weeks of fiscal 1997, compared to net cash used in investing activities during the first thirty-nine weeks of fiscal 1996 of $11.1 million. This year's amount was related to the store signage for the name change to JumboSports and maintenance capital spending. In the prior year, the amount related primarily to the completion of new stores.

     Cash flows from financing activity provided $62.8 million for the first thirty-nine weeks of fiscal 1997, compared to cash used from financing activity of $0.2 million for the first thirty-nine weeks of fiscal 1996. The increase in cash provided by financing activities in fiscal 1997 was primarily due to the completion of $72.4 million of mortgage financings.

     As of October 31, 1997, the Company had $88.0 million of capital lease and mortgage obligations, $74.8 million of 4 1/4% convertible subordinated notes due 2000 outstanding and had drawn $199.2 million on its $209.0 million revolving credit facility. As of October 31, 1997, the existing credit facility commitment was $20.9 million.

     As of October 31, 1997, the Company failed to comply with certain financial covenants set forth in its existing credit agreement. The Company's lenders have agreed to forbear from exercising any of their rights and remedies through January 31, 1998. The Company expects to refinance the existing credit facility prior to January 31, 1998.

     The current credit facility limits the amount of capital expenditures to $22.0 million for fiscal 1997. The Company has spent $9.7 million through thirty-nine weeks.

     Management believes its current working capital, along with expected net cash provided by operating activities and a new credit facility which is currently being negotiated through GE Capital will be sufficient to fund the anticipated capital expenditures and working capital requirements for the upcoming twelve month period.


Seasonality and Inflation

     The Company's business is seasonal in nature, with its highest sales and operating profitability historically occurring during the fiscal fourth quarter, which includes the Christmas selling season. During the fourth quarter of last year, the Company recorded 28.0% of its sales and 52.0% of its income from operations, prior to the inventory write-down for shrink and obsolete and slow moving merchandise and non-recurring and other charges taken in the second quarter in fiscal 1996. In the future, the number and timing of the opening of new stores may impact this historical trend.

     The Company does not believe that inflation had a material effect on its results from operations for the first thirty-nine weeks of fiscal 1997 or 1996. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.


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

                                JUMBOSPORTS INC.

                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Item 1.   Legal Proceedings.

          Pending Litigation - In October 1997, the Company announced that it was terminating its relationship with AMR Service Corporation for the operation of JumboSports' warehouse facility in Nashville, Tennessee. The Company has instituted litigation against AMR Services Corporation in federal court in Tampa, Florida alleging breach of its agreement with AMR in connection with the operation of the Nashville facility. AMR Services Corporation has instituted litigation against JumboSports in Tennessee State Court asking for the return of certain equipment and alleging breach of contract. The Company expects the litigation to be consolidated. The outcome is undeterminable at this time.


Item 2.   Changes in Securities.

                  None


Item 3.   Defaults Upon Senior Securities.

                  None


Item 5.   Other Information.

          On December 8, 1997, the Company announced that with the mutual consent of the Company, Stephen Bebis has resigned as Chairman, Director, President and Chief Executive Officer. Effective December 8, 1997. Jack E. Bush, a current Director of the Company, has assumed the position of Chairman of the Board and acting Chief Executive Officer. Raymond P. Springer, the Company's Chief Financial Officer, has assumed additional responsibilities as the Company's acting President and Chief Operating Officer.

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



                                JumboSports Inc.
                                  (Registrant)




             12/15/97                         /S/ Jack E. Bush
             Date                            Chairman







             12/15/97                         /S/ Raymond P. Springer
             Date                            Executive Vice President and
                                             Chief Financial Officer