Form 10-K/A
period 1997-01-31
JUMBOSPORTS INC
filed 1998-03-12
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

================================================================================

     As used in this Annual Report on Form 10-K/A, unless the context requires otherwise, the terms the "Company" and "JumboSports" refer to JumboSports Inc. and its operating subsidiaries.
                                    PART 1

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

     As of January 31, 1997, the Company employed approximately 5,000 people. None of the Company's associates are covered by collective bargaining agreements. The Company believes that its relationships with its associates are good. Over the past 5 years, the Company has experienced significant growth, almost quadrupling its store base from 24 to 85 and gross square footage from 997,000 to 4,257,000. During Fiscal 1996, new management halted store expansion activity in order to concentrate on developing the infrastructure necessary to better manage its business.

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

     The Company purchases merchandise from over 1,000 vendors. In fiscal 1996, the fifty highest volume vendors represented almost 60% of total merchandise purchased. Nike, Inc. being the Company's largest vendor accounted for 13.5% of total merchandise purchased. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company is one of the largest customers for many of its vendors.

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
                                                             =====

     The inventory write-down for shrink and obsolete and slow moving merchandise of $32.4 million was comprised of a $24.3 million charge for the write-down of inventory below cost and an additional $8.1 million charge for merchandise inventory shrinkage. The Company recorded the inventory write-down to correctly state the value of discontinued, obsolete and slow moving inventory at a net realizable market value. The inventory for which these reserves were established was sold during fiscal 1996. The establishment of these reserves did not result in additional cash payments.

     The $11.4 million charge for impairment of underperforming assets was attributable to the write-off of undesirable retail sites and impairment of other sites of $5.2 million and the write-off of assets as the result of organizational changes of $6.2 million. The establishment of these reserves did not result in additional cash payments.

     The write-off of undesirable retail sites was for new store projects that were deemed undesirable. The sites were deemed undesirable based on proforma operating income projections. The operating income projections revealed sites which, in the opinion of new management, would not achieve or maintain the Company's minimum requirements for return on investment.

     The charge for impairment of other sites was for nearly-completed retail sites that were also deemed undesirable based on proforma operating income projections. The impairment was determined based on the net realizable sale value of the sites. The establishment of these reserves did not result in additional cash payments.

     Charges for certain loss contingencies relate to the October 1996 submission of settlement with no admission of liability to the court by the Company and the plaintiffs in two pending class action suits. The class action suits asserted claims under the federal securities laws and alleged the Company artificially inflated the price of its common stock during the class period, July 14, 1994 through March 13, 1995. By the terms of the settlement, a class will be certified by the court and prorata payments in the total amount of $6,250 will be made to the class members submitting claims. Of this amount, $2,875 will be funded by the Company and the remainder funded by the Company's insurance carrier.

     Other charges were attributable to costs incurred in the February management change for severance and related charges $1,800, for employee benefit program changes $4,300 and for other charges $2,100. Cash payments of $900 were paid in fiscal 1996 and an additional $900 of cash payments will be realized in future periods.


                     FISCAL 1996 COMPARED WITH FISCAL 1995

     During fiscal 1996, the Company opened five new stores compared to 24 opened in fiscal 1995. At the end of fiscal 1996, the Company operated a total of 85 stores in 29 states.

     Sales increased to $624.0 million, a 19% increase over the $525.8 million in the prior year. Same store sales increased by 0.1%, with the new stores contributing to the remainder of the total increase. The 19.0% increase was bolstered by an inventory clearance sale the Company started in the middle of June 1996 running through November 1996. The inventory clearance sale was to sell-through discontinued, slow moving or obsolete inventory. Sales below cost for the inventory clearance sale were $36.0 million, with an original inventory cost value of $68.4 million.

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

     The Company's interest expense, net increased to $19.9 million, or 3.2% of sales, in fiscal 1996, from $11.3, or 2.1% of sales, in fiscal 1995. Approximately one-third of the increase was the result of lower capitalized interest and two-thirds was the result of increased borrowings on the Company's revolving credit facility. The primary reason for increased borrowings was due to the refinancing of an off-balance sheet lease facility (Tax Retention Operating Lease) into the Company's revolving credit facility. The Company had also entered into $100,000 of interest rate Collars which impacted Interest Expense in fiscal 1996 by $15.

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

     The Company consistently reviews its merchandising strategy and promotions to maximize store sales and productivity. The development of formalized training programs and concentration on customer services are areas the Company believes will enhance sales and operating performance. Management believes that through the implementation of a "labor scheduling" model and periodic operating expense and merchandising statistics review meetings, the Company has begun a change in the organizational culture to continue to focus on improving operating results


                     FISCAL 1995 COMPARED WITH FISCAL 1994

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

     Net cash of $11.8 million was used in investing activities during fiscal 1996 compared to $59.8 million net cash used in investing activities in fiscal 1995. The decrease was primarily related to a reduction in new construction. In the current year, the Company completed construction on five new stores. In the prior year, the Company had completed 24 stores and had five others under construction at year end. In fiscal 1995, the Company utilized a Tax Retention Operating Lease "TROL" financing facility for new store construction on eight of the 24 stores opened during fiscal 1995. In fiscal 1996, the Company utilized the TROL facility for new store construction on three of the five stores opened. The total commitment utilized through June 6, 1996 was $58.1 million. The purpose of the TROL was to provide off-balance sheet financing of new store site and development costs at attractive rates.

     Cash flows used in financing activities were $25 in fiscal 1996 as compared to $67.3 million provided in fiscal 1995. The decrease in cash provided by financing activities in fiscal 1996 was primarily due to less borrowing activity on the Company's revolving line of credit from the prior year, the result of lower investing activities for new stores and increased cash from the second quarter inventory clearance. The TROL commitment utilized through June 6, 1996 was refinanced as part of the Company's $271 million revolving line of credit on June 6, 1996. Participants in the TROL facility and the revolving line of credit were virtually identical. The refinancing of the revolving line of credit involved securing the facility with the assets of the Company. The amount outstanding under the TROL was included in the new revolving line of credit and the TROL assets were used as additional collateral under the amended agreement.

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

                                                 JumboSports Inc.
                                                   (Registrant)



                                          By: /s/    JACK E. BUSH
                                              ------------------------------
                                              Jack E. Bush, Chairman and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

                                          By: /s/    JACK E. BUSH
                                              ----------------------------------
                                              Jack E. Bush, Chairman and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                          By: /s/    RAYMOND P. SPRINGER
                                              ----------------------------------
                                              Raymond P. Springer, Executive
                                              Vice President and Chief
                                              Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)

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

                              DELOITTE & TOUCHE LLP



Tampa, Florida
March 22, 1996

                               JUMBOSPORTS INC.
                         CONSOLIDATED BALANCE SHEETS



(IN THOUSANDS EXCEPT FOR SHARE DATA)
                                                                   January 28,   January 31,
ASSETS                                                                 1996         1997
                                                                   -----------  -----------
  Current assets:
     Cash and cash equivalents                                        $  3,590     $  4,944
     Accounts receivable, net                                            7,184        2,338
     Inventories                                                       236,234      201,090
     Prepaid expenses and other assets                                   2,039        4,495
     Income tax receivable                                                          11,386
     Deferred tax asset                                                               1,586
                                                                      --------     --------
            Total current assets                                       249,047      225,839
                                                                      --------     --------

  Property and equipment, net                                          218,269      282,651
  Other assets:
     Cost in excess of fair value of net assets acquired, net           11,487       11,145
     Other                                                               6,040        5,951
                                                                      --------     --------
            Total other assets                                          17,527       17,096
                                                                      --------     --------
  Total assets                                                        $484,843     $525,586
                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt                                $    497     $    185
     Accounts payable                                                   44,328       37,050
     Accrued expenses                                                    6,910       16,462
     Other                                                               4,537       13,464
     Deferred income tax liability                                       1,801
                                                                      --------     --------
            Total current liabilities                                   58,073       67,161

     Deferred rent and other long-term liabilities                       2,096        4,476
     Revolving credit agreement                                        157,000      203,995
     Long-term debt less current maturities                              2,807       15,580
     Deferred income taxes                                               2,587
     Convertible subordinated notes                                     74,750       74,750
                                                                      --------     --------
            Total liabilities                                          297,313      365,962
                                                                      --------     --------

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

     Risk Management Instruments

     The Company, in connection with its revolving credit facility, has entered into $100 million of interest rate collar agreements. These agreements qualify for hedge accounting and are amortized to interest expense. The $100 million of interest rate collars impacted interest expense in fiscal 1996 by $15.

     The fair value of the Company's $100,000 of interest rate collar agreements at year end was $150.

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

     In conjunction with the revolving credit facility, the Company has entered into $100 million of interest rate collar agreements. These agreements hedge interest rate fluctuations by setting floor rates and ceiling rates on a notional amount of $100 million.

     The Company has $50 million of agreements with floor rates of 5.23% and ceiling rates of 8.00% and $50 million of agreements with floor rates of 5.75% and ceiling rates of 7.50%. All of these agreements terminate on various dates in calendar year 1998.

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

     In fiscal 1995, the Company utilized a Tax Retention Operating Lease "TROL" financing facility for new store construction on eight of the 24 stores opened during fiscal 1995. In fiscal 1996, the Company utilized the TROL facility for new store construction on three of the five stores opened. The total commitment utilized through June 6, 1996 was $58.1 million. The purpose of the TROL was to provide off-balance sheet financing of new store site and development costs at attractive rates

     Other Operating Leases

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

     Other charges were attributable to costs incurred in the February management change for severance and related charges $1,800, for employee benefit program changes $4,300 and for other charges $2,100. Cash payments of $900 were paid in fiscal 1996 and an additional $900 of cash payments will be realized in future periods.


     Remaining  reserves  at  year-end  attributable  to these  charges  were as follows:
            Disposition and impairment of underperforming assets     $3.0
            Asset impairments the result of organizational changes    4.0
            Other charges                                             5.2
                        Total remaining reserves                    $12.2


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

     In  conjunction  with the  change in  management  as  described  in Note 9,
236,500 outstanding options with exercise prices ranging from $11.67 to $29.33 were canceled and reissued to the former CEO and Chairman at the then market value of $5 per share. The options vest immediately and expire 5 years from the date of grant. Additionally, 300,000 options were issued to the new President, CEO and Chairman with an exercise price of $4.38, the market value on the date of grant. The options vest 40% on the second anniversary of the date of the grant and 20% each year thereafter and expire 10 years after the date of grant. In addition to the above option activity and as a result of the February 1996 management change, options were canceled and re-issued to new management.

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