Form 10-K
period 1998-01-30
JUMBOSPORTS INC
filed 1998-04-24
CIK 890093

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1998

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ____________to_____________

                           COMMISSION FILE NO. 1-13322

                                JUMBOSPORTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  FLORIDA                               52-1643157
     -------------------------------                -------------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

        4701 W. HILLSBOROUGH AVENUE
              TAMPA, FLORIDA                               33614
  ---------------------------------------                ----------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998, was $33.2 million. The number of shares of the registrant's common stock outstanding as of March 27, 1998, was 20,392,873.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for Annual Meeting of Stockholders to be held June 18,
1998...........................Part III
===============================================================================

     AS USED IN THIS ANNUAL REPORT ON FORM 10-K, UNLESS THE CONTEXT REQUIRES OTHERWISE, THE TERMS THE "COMPANY" AND "JUMBOSPORTS" REFER TO JUMBOSPORTS INC. AND ITS OPERATING SUBSIDIARIES.

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

         On February 14, 1997, the Company (which prior to such date was incorporated in Delaware under the name "Sports & Recreation, Inc.") was merged into a wholly owned subsidiary organized under Florida law. The purpose of such merger was to change the corporate domicile of the Company from Delaware to Florida. Also on February 14, 1997, the Company changed its corporate name from Sports & Recreation, Inc. to JumboSports Inc.

         JumboSports is a specialty retailer of quality name brand sporting equipment, athletic footwear and apparel, operating 59 big-box sporting goods superstores in 49 markets and 23 states. The Company began fiscal 1997 with 85 stores. In October 1997, the Company announced the closure of eight stores, and in January 1998, an additional 18 stores were identified to be closed in the first half of fiscal 1998. The Company's business strategy is to offer its customers the best overall value in sporting goods through a wide assortment of quality name brand merchandise, superior customer service and competitive prices. The Company's superstores average approximately 50,000 gross square feet. JumboSports has located stores in Standard Metropolitan Statistical Areas with populations as small as 200,000 and as large as 3,000,000.

         As of January 30, 1998, the Company employed approximately 3,500 people. None of the Company's associates are covered by collective bargaining agreements. The Company believes that its relationships with its associates are good.

         The Company believes it has established a reputation with the consumer as a premier retailer of hardlines sporting goods (equipment required to participate in sports and recreational activities i.e.: baseball bats, footballs, etc.). While a significant emphasis on improving softlines (athletic, team logo and casual apparel and athletic and casual footwear) presentations will be inherent in future store design, the Company does not expect to abandon a hardlines emphasis.

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

         The Company purchases merchandise from over 1,000 vendors. In fiscal 1997, the one-hundred highest volume vendors represented over 70% of total merchandise purchased. Nike, Inc., being the Company's largest vendor, accounted for 12.6% of total merchandise purchased. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company is one of the largest customers for many of its vendors.

         While JumboSports' competition differs by market, management generally classifies its competition within one of the following categories:

         TRADITIONAL AND SPECIALTY SPORTING GOODS RETAILERS. This category includes traditional sporting goods chains (e.g., Dunham's, MC Sports), specialty sports stores (e.g., Foot Locker, Champs) and local sporting goods retailers (e.g., local independent stores, pro shops). These stores typically range in size from the small 1,000 square foot pro shops to the larger 20,000 square foot traditional sporting goods chains. The traditional and specialty sporting goods retailers are primarily located in regional malls, strip shopping centers, local country clubs and resorts. The traditional chains and local sporting goods stores typically carry a varied assortment of merchandise; however, the size of their stores limits the breadth and depth of selection. The specialty stores and pro shops often carry a wide assortment of one specific product category, such as athletic shoes, fishing gear, golf or tennis equipment. In general, the traditional and specialty sporting goods retailers offer a more limited selection at higher prices than JumboSports.

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

         BIG-BOX SPORTING GOODS CHAINS. This category includes the "category killer" sporting goods retailers (e.g. The Sports Authority, Oshman's Superstores, Gart Sports) more directly comparable to JumboSports. The big-box stores range in size from 35,000 to 100,000 square feet and offer a selection of sporting goods merchandise and apparel of 50,000 to 125,000 SKUs. These stores compete on selection and depth of high quality merchandise and on the basis of price; certain operators are able to attract higher-end brands not carried by other competitive channels of distribution.

         The Company believes that although it will continue to face competition from retailers in all three of the categories referred to above, over the long term the most significant competition will be from the big-box sporting goods retailers. Of the Company's stores, approximately 20 do not presently face competition from such big-box sporting goods retailers. Management expects it will face additional competition in new and existing markets from big-box stores over the next few years.

ENVIRONMENTAL

         Compliance with federal, state and local environmental laws and regulations has not had, and is not expected to have, a material effect on the capital expenditures, earnings and competitive position of the Company.

ITEM 2.  PROPERTIES.

         As of January 30, 1998, the Company operated 77 retail stores of which 18 are scheduled to close in May 1998. These 18 closing stores operate in 13 states (2 in Arizona, 1 in California, 1 in Illinois, 1 in Indiana, 1 in Kansas, 1 in Michigan, 1 in Missouri, 3 in New York, 3 in Ohio, 1 in Pennsylvania, 1 in Texas, 1 in Virginia and 1 in Wisconsin). The remaining 59 stores operate in 23 states (9 in Florida, 2 in Alabama, 1 in Arkansas, 1 in Arizona, 3 in Colorado, 1 in Delaware, 1 in Georgia, 1 in Illinois, 2 in Iowa, 1 in Indiana, 1 in Kansas, 3 in Kentucky, 5 in Louisiana, 1 in Mississippi, 4 in North Carolina, 2 in Nebraska, 1 in Nevada, 1 in Ohio, 3 in Oklahoma, 3 in South Carolina, 5 in Tennessee, 5 in Texas and 3 in Virginia) and its Corporate Headquarters are located in Tampa, Florida. The Company owns 39 stores and leases the other 20 of its remaining 59 retail stores. The primary lease terms are for 10 to 20 years, with options to renew ranging from two to four additional five-year terms. Two of the leases are capital leases. Additionally, as of January 30, 1998, the Company owned 21 properties held for sale and has five leases on stores scheduled to be closed.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is a party will have a material adverse effect on its financial condition or results of operations.

         In October 1997, the Company announced that it was terminating its relationship with AMR Services Corporation ("AMR Services") for the operation of the Company's warehouse facility in Nashville, Tennessee. On October 10, 1997, the Company instituted litigation against AMR Services in the United States District Court, Middle District of Florida, seeking damages, a declaratory judgment, and injunctive relief for fraud in the inducement and breach of an agreement to provide third-party logistic services at the warehouse facility. In its complaint, the Company alleges that AMR Services misrepresented its experience in the warehouse management industry and mismanaged the Nashville facility. The Company is preliminarily seeking damages from AMR Services in excess of $10 million. At the current time, very little discovery has been completed and an evaluation of the likelihood of success in the litigation cannot be made.

         On October 11, 1997, AMR Services instituted litigation in Tennessee state court alleging breach of contract arising from the Company's termination of the third-party logistics agreement. In this action, AMR Services has also sought possession of certain records and computer data which were generated at the warehouse facility. This case has been removed to the United States District Court, Middle District of Tennessee. AMR Services is seeking damages of approximately $1,686,000. At the current time, very little discovery has been completed and an evaluation of the likelihood of success of the litigation cannot be made.

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

              FISCAL 1996              HIGH             LOW
             -------------            ------           -----
             First Quarter             8.250           4.250
             Second Quarter           10.500           6.625
             Third Quarter             9.875           6.750
             Fourth Quarter           10.125           6.000

              FISCAL 1997              HIGH             LOW
             -------------             -----           -----
             First Quarter             6.750           4.375
             Second Quarter            4.875           2.750
             Third Quarter             4.063           3.000
             Fourth Quarter            3.250           1.000

         The Company did not pay any dividends during the last two fiscal years (see Management's Discussion & Analysis - Liquidity and Capital Resources regarding dividend prohibitions). The approximate number of stockholders of record as of January 30, 1998 was 379, and as of that date, the Company estimates that there were approximately 4,835 beneficial owners holding stock in nominee or "street" name.

         There were no unregistered common stock transactions in fiscal 1997.

         During fiscal 1996, certain officers of the Company purchased shares of the Company's Common Stock, which purchases the Company facilitated by providing "stock purchase assistance loans" at the then current federal long-term rate (within the meaning of Section 1274 (d) (1) (A) of the Internal Revenue Code of 1986, as amended), pursuant to the terms of such officers' employment agreements. These stock purchase transactions were as follows: 50,000 shares at $5.000 per share on April 30, 1996; 30,000 shares at $6.875 per share on June 28, 1996; 6,600 shares at $6.875 per share on August 21, 1996; and 31,000 shares at $7.375 per share on January 10, 1997. All of these sales of the Company's Common Stock were exempt from registration under Section 4 (2) of the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                                    JANUARY 30,     JANUARY 29,     JANUARY 28,      JANUARY 31,     JANUARY 30,
                                                       1994           1995             1996             1997             1998
                                                   ------------    ------------     ------------    ------------    ------------
"Fiscal Year"                                         "1993"          "1994"           "1995"          "1996"          "1997"

STATEMENT OF OPERATIONS DATA:
     Sales                                        $    239,301     $    383,600     $    525,762    $    624,019    $    528,634
     Cost of sales including buying
         and occupancy costs                           177,242          283,908          395,208         505,062         453,509
                                                  ------------     ------------     ------------    ------------    ------------
     Gross profit                                       62,059           99,692          130,554         118,957(1)       75,125(1)
     Selling, general and administrative expenses       42,779           69,207          106,233         124,918         112,489
     Non-recurring and other charges                                                       2,096          22,568          43,055
                                                  ------------     ------------     ------------    ------------    ------------
     Income (loss) from operations                      19,280           30,485           22,225         (28,529)        (80,419)
     Interest expense, net                                 863            4,815           11,254          19,890          30,395
                                                  ------------     ------------     ------------    ------------    ------------
     Income (loss) before provision (benefit)
         for income taxes and extraordinary item        18,417           25,670           10,971         (48,419)       (110,814)
     Provision (benefit) for income taxes                7,101            9,775            3,975         (17,875)            483
                                                  ------------     ------------     ------------    ------------    ------------
     Income (loss) before extraordinary item            11,316           15,895            6,996         (30,544)       (111,297)
     Extraordinary item (less applicable
         income tax benefit)                                               (181)(2)
                                                  ------------     ------------     ------------    ------------    ------------
     Net income (loss)                            $     11,316     $     15,714     $      6,996        ($30,544)      ($111,297)
                                                  ============     ============     ============    ============    ============
     Net income (loss) per share
         before extraordinary item                $       0.62(3)  $       0.84(3)  $       0.35(3)       ($1.53)(3)      ($5.47)(3)
     Net income (loss) per share                  $       0.62(3)  $       0.83(3)  $       0.35(3)       ($1.53)(3)      ($5.47)(3)
     Average number of shares outstanding           18,120,103       18,844,412       19,744,013      19,984,993      20,363,299
     Ratio of earnings to fixed charges                   5.96             3.61             1.61             N/M             N/M

SELECTED OPERATING DATA:
     Stores open at end of period                           39               56               80              85              77(4)
     Total gross square feet of store space          1,699,450        2,626,600        3,996,920       4,257,000       3,803,677
     Average gross square feet per store (5)            43,576           46,904           49,962          50,082          49,398
     Comparable store sales increase (6)                   8.0%             9.6%             1.7%            0.1%           (8.8%)
     Capital expenditures                         $     55,331     $     89,610     $     60,738    $     15,236    $     11,164

BALANCE SHEET DATA:
     Working Capital                              $    101,046     $    167,498     $    190,974    $    158,678    $    195,969
     Total assets                                      233,220          389,852          484,843         525,586         466,549
     Long-term debt, less current maturities            78,457          167,703          234,557         294,325         335,557
 Total stockholders' equity                            117,379          180,122          187,530         159,624          48,498

----------

(1) The Company recorded one-time charges to cost-of-sales of $32.4 million in fiscal 1996 and $45.0 million in fiscal 1997. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
(2) The extraordinary item for the fiscal year ended January 29, 1995 relates to early redemption premiums incurred in connection with the prepayment of certain liabilities.
(3) Earnings per share has been restated as required by SFAS No. 128, "Earnings Per Share."
(4)  Eighteen stores will close in early fiscal 1998.
(5) Average gross square feet per store represents the average square feet of total store space at the end of each fiscal year.
(6) A store's sales growth is included in the comparable store sales calculation after its twelfth full month of operation. The fiscal 1997 comparable store calculation was adjusted for the below cost clearance sale and five additional days of sales which occurred in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     GENERAL

         This Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting certain future results and conditions. Certain factors could cause actual results to differ materially from those projected in these forward-looking statements. These factors include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally, the impact of competition, commercialization and technological difficulties and the condition of the retail and sporting goods industries.

     RESULTS OF OPERATIONS

         The following table sets forth certain data as a percentage of sales for the periods indicated:

                                                 1995        1996       1997
                                                ------      ------     ------
      Sales                                     100.0%      100.0%     100.0%
      Cost of sales including
        buying and occupancy costs               75.2        80.9       85.8
                                                 ----        ----       ----
      Gross profit                               24.8        19.1       14.2
      Selling, general and
        administrative expenses                  20.2        20.0       21.3
      Non-recurring and other charges               .4        3.7        8.1
                                                 -----      -----      -----
      Income (loss) from operations               4.2        (4.6)     (15.2)
      Interest expense, net                       2.1         3.2        5.8
                                                -----       -----      -----
      Income (loss) before provision (benefit)
        for income taxes                          2.1        (7.8)     (21.0)
      Provision (benefit) for income taxes        0.8        (2.9)       0.1
                                                -----       -----     ------

      Net income (loss)                           1.3%       (4.9)%    (21.1)%
                                                =====       =====      =====


         In the third and fourth quarters of fiscal 1997, the Company recorded non-recurring charges related to store closings, excess and slow moving inventory, severance, outdated technology and the write-off of debt costs in connection with the Company's revolving line of credit. The components are as follows (in millions):

     Cost of Sales:
          Mark-down of slow moving and excess inventory                $ 17.9
          Additional shrinkage                                            9.5
          Write-down for inventory liquidation of closing stores         17.6
                                                                       ------
                                                                         45.0
     Non-recurring and other charges:
          Charges related to store closings                              40.0
          Other charges                                                   3.0
                                                                       ------
                                                                         43.0
     Depreciation:
          Accelerated depreciation on closing stores                      1.0

     Interest:
          Write-off of deferred debt costs                                5.3
                                                                       ------
     Total                                                             $ 94.3
                                                                       ======

         The markdown of excess inventory of $17.9 million was taken to correctly state the value of merchandise at the lower of cost or market. The primary cause for this charge was due to problems experienced in athletic footwear and apparel; both categories were impacted by distribution problems, overly aggressive purchasing and soft sales. The Company took physical inventories in each of its stores at year-end. Throughout the year, management had estimated shrinkage at 2.2% of sales. This estimate was based on the prior year's actual shrinkage of 2.8% and the industry average of 1.5%. The year-end physical inventories resulted in a total shrinkage of 4.0% or approximately 1.8% above the accrual. The additional shrinkage is believed to be primarily attributable to implementation issues in connection with the new merchandising systems and problems encountered with the new distribution facility. Many of the aforementioned causes have been addressed and management is focused on reducing and controlling shrinkage during fiscal 1998. Additionally, the Company will be taking physical inventories throughout the year to better estimate the proper shrinkage accrual. The Company recorded the inventory write-down of $17.6 million for store closings inventory liquidation based on the net realizable value of liquidating inventory at 26 stores anticipated to close from January 1998 through May 1998. The establishment of the aforementioned reserves did not result in additional cash payments in fiscal 1997.

         The $40.0 million of charges related to store closings represent the establishment of reserves of $29.1 million for the write-down of closed stores property and equipment to net realizable value, $6.7 million for expenses attributable to the closing stores and $4.2 million for lease reserves at closing locations. The establishment of these reserves did not result in additional cash payments in fiscal 1997.

         Other charges of $3.0 million are for severance agreements attributable to the administrative and management workforce reductions in January 1998 and the establishment of reserves for outdated information communications technology. Cash payments of $0.5 million were made in fiscal 1997 and $2.5 million of cash payments may be made in future periods.

         The Company took a charge of $1.0 million for the acceleration of depreciation of the closing store properties. The Company also accelerated the write-off of deferred debt costs in connection with the renegotiation of the Company's credit facility in the amount of $5.3 million. The write-off of deferred debt costs were for cash payments of $3.0 million in fiscal 1997, $1.0 million in non-cash payments and an additional $1.3 million for cash payments to be made in future periods.

         In the second quarter of fiscal 1996 the Company recorded one-time charges of $55.0 million. The components are as follows (in millions):

         Cost of Sales:
             Inventory write-down for shrink
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
                                                                      =====

         The inventory write-down for obsolete and slow moving merchandise and excess shrinkage of $32.4 million was comprised of a $24.3 million charge for the write-down of inventory below cost and an additional $8.1 million charge for merchandise inventory shrinkage. The Company recorded the inventory write-down to correctly state the value of discontinued, obsolete and slow moving inventory at a net realizable market value. The inventory for which these reserves were established was sold during fiscal 1996. Throughout the year, the Company accrued inventory shrinkage at 1.1% of sales based on prior years' experience. The excess shrinkage recorded at year-end is believed to be attributable to the inventory clearance sales and the fact that the Company had taken its first SKU level inventory. The establishment of these reserves did not result in additional cash payments.

         The $11.4 million charge for impairment of underperforming assets was attributable to the write-off of undesirable retail sites and impairment of other sites of $5.2 million and the write-off of assets as the result of organizational changes of $6.2 million. The write-off of committed retail sites was for new store projects that were deemed undesirable. The sites were deemed undesirable based on proforma operating income projections. The operating income projections revealed sites which, in the opinion of new management, would not achieve or maintain the Company's minimum requirements for return on investment. The charge for impairment of other sites was for nearly-completed retail sites that were also deemed undesirable based on proforma operating income projections. The impairment was determined based on the net realizable sale value of the sites. The establishment of these reserves did not result in additional cash payments.

         Charges for certain loss contingencies relate to the October 1996 submission of settlement with no admission of liability to the court by the Company and the plaintiffs in two pending class action suits. The class action suits asserted claims under the federal securities laws and alleged the Company artificially inflated the price of its common stock during the class period, July 14, 1994 through March 13, 1995. By the terms of the settlement, a class was certified by the court and prorata payments in the total amount of $6.25 million were made to the class members submitting claims. Of this amount, $2.875 million was funded by the Company and the remainder funded by the Company's insurance carrier.

         Other charges were attributable to costs incurred for severance and related charges of $1.8 million, employee benefit program charges of $4.3 million and other charges of $2.1 million. Cash payments of $0.9 million were paid in fiscal 1996 and an additional $0.9 million of cash payments will be made in future periods.

     FISCAL 1997 COMPARED WITH FISCAL 1996

         During fiscal 1997, the Company announced the closing of 26 stores in 13 states as compared to opening five new stores with no store closings in fiscal 1996. The Company operated 85 stores for three fiscal quarters and 77 stores for one fiscal quarter, ending fiscal 1997 with 77 operating stores.

         Sales for fiscal 1997 decreased 15.3% to $528.6 million compared with sales of $624.0 million in the prior year. Same store sales decreased by 14.3% for fiscal 1997. While these same store sales were unfavorable, management believes they are not truly comparable because sales in the prior year were bolstered by the 1996 inventory clearance sale the Company started in June 1996 and continued through November 1996 and the additional five days of sales in fiscal 1996, fiscal 1996 being a 52 week and five day period. Sales below cost incurred during the inventory clearance sale were $32.8 million which represents 5.3% of the prior years sales and the additional five days sales totaled $3.5 million. Adjusting same store sales in the prior year for the below cost clearance sale and the five additional days of sales in fiscal 1996, results in a comparable sales decrease of 8.8%. Sales have been adversely impacted by the following:

     1. New merchandise management systems, installed at the beginning of the fiscal year, caused significant disruptions in merchandise flow due to problems encountered in receiving and making product ready to sell at the store level;
     2. Operational problems with the Company's distribution center during the first eight months of the year caused substantial delays in the flow of merchandise creating out of stock conditions for basic merchandise and late arrivals of seasonal merchandise;
     3. Certain merchandise categories were further affected. Outerwear sales were lower due to less clearance sales than in the prior year. Fitness was lower due to fewer new "informercial"-driven product introductions. The footwear category was affected due to the declining in-line skate business and general softness in the athletic footwear industry;
     4. Sales were generally soft throughout the sporting goods retail segment, partially as a result of comparisons against last year's Olympic merchandise sales and last year's increased foot traffic due to the Olympics; and
     5. Competition continued to increase. Thirty-four additional stores this year were affected by new big-box competitors which have opened since the beginning of the prior year.

         Gross profit for fiscal 1997 was $75.1 million, or 14.2% of sales, as compared to $119.0 million, or 19.1% of sales in fiscal 1996. The Company incurred a $45.0 million inventory write-down charge, or 8.5% of sales related primarily to slow moving athletic footwear and apparel, excess shrinkage and the inventory liquidation in connection with the closing of twenty-six stores. In the prior year, the Company took a charge of $32.4 million, or 5.2% of sales, to recognize the loss on outdated and discontinued product. The remaining decrease was attributable to higher buying and occupancy costs as a percentage of sales.

         Selling, general and administrative expenses for the fiscal year were $112.5 million, or 21.3% of sales, compared to $124.9 million, or 20.0% of sales, in the prior year. The increase as a percentage of sales was due to lower sales volume leverage on fixed costs and certain higher operating costs. Payroll expense as a percentage of sales was up 29 basis points due to the in-store problems encountered by the introduction of the new merchandise information systems as well as problems experienced in the implementation of the new distribution center; also a higher average wage resulted from the "ripple-effect" of the minimum wage increase and a generally tighter labor market. Advertising expense as a percentage of sales was up 121 basis points, due to additional expenditures for radio and television advertising, newspaper advertising and the multi-paged advertising books in connection with the corporate name change.

         In addition to the $45.0 million inventory charge, the Company incurred $43.0 million of non-recurring charges, or 8.1% of sales, in the current year's third and fourth fiscal quarters for charges as discussed above. In the second quarter of the prior year, the Company recorded a $22.6 million charge, or 3.7% of sales for the disposition of and impairment of underperforming assets, charges for certain loss contingencies and other charges.

         Loss from operations in fiscal 1997 was $80.4 million or (15.2)% of sales, compared to a loss from operations of $28.5 million, or (4.6)% of sales in fiscal 1996. The loss in the current year was primarily attributable to $89.0 million in charges taken in the third and fourth quarters. The loss in the prior year was primarily attributable to the $55.0 million in charges taken in the second fiscal quarter.

         Interest expense for fiscal 1997 was $30.4 million, or 5.8% of sales, compared to $19.9 million, or 3.2% of sales for the prior fiscal year. This increase in interest expense was the result of the following:

     1. Average debt increased due to refinancing the $58.0 million off balance sheet Tax Retention Operating Lease facility into the revolving credit facility and higher average inventory levels;
     2. The re-negotiated existing credit facility called for borrowings at LIBOR plus 2% (beginning May 29, 1996) and 3.0% (beginning December 15,
         1997) contributing to an overall 81 basis point increase in average interest rates; and
     3. The accelerated write-off of $5.3 million in deferred financing costs in connection with the re-negotiation of the Company's existing credit facility.

         The Company had $100 million of interest rate collars which impacted interest expense by $15 thousand and $48 thousand, in fiscal 1996 and fiscal 1997, respectively.

         The Company recorded an income tax expense of $0.5 million in fiscal 1997, the result of writing off the deferred tax asset recorded in the prior year. In fiscal 1996, the Company recorded an income tax benefit of $17.9 million with an effective tax rate of 36.9%.

         In the current fiscal year, the Company posted a net loss of $111.3 million, or (21.1)% of sales, compared to a net loss of $30.5 million, or (4.9)% of sales for the prior fiscal year. The net loss for the current year was primarily attributable to the $94.3 million of charges for store closings, inventory write-downs and other charges incurred in the third and fourth fiscal quarters with no federal income tax benefit, resulting in the full amount as a charge after tax. In the prior year, the net loss was attributable to the $55.0 million charge for inventory, non-recurring and other items incurred in the second quarter of the prior year reduced by a federal income tax benefit, resulting in a net charge after tax of $34.6 million.

         The Company has reviewed its merchandising strategy and promotional program to improve its allocation system, assortment planning, in-store presentation, clearance policies and advertising abilities. Strong emphasis on formalized training programs and on customer service are also areas the Company believes will enhance operating performance. The closing of 26 stores and liquidation of assets in connection therewith is expected to result in better operating efficiencies, reduced debt levels and lower interest expense. Management believes that with implementation of a "labor scheduling" model and enhanced policies and procedures the Company has begun a change in organizational culture to continue focus on improving operating results.

     FISCAL 1996 COMPARED WITH FISCAL 1995

         During fiscal 1996, the Company opened five new stores compared to 24 opened in fiscal 1995. At the end of fiscal 1996, the Company operated a total of 85 stores in 29 states.

         Sales increased to $624.0 million, a 19% increase over the $525.8 million in the prior year. Same store sales increased by 0.1%, with the new stores contributing to the remainder of the total increase. The 19.0% increase was bolstered by an inventory clearance sale the Company started in the middle of June 1996 running through November 1996. The purpose of the inventory clearance sale was to eliminate discontinued, slow moving or obsolete inventory. Sales below cost for the inventory clearance sale were $36.0 million, with an original inventory cost value of $68.4 million.

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

         The following table illustrates the impact of clearance merchandise sales and inventory write-down on the reported gross margin:

                                                          DOLLARS IN MILLIONS
                                                 FISCAL 1995                FISCAL 1996
                                                 $         %                $          %
                                              ------     -----           ------      -----
         Reported gross margin                $130.6     24.8%           $119.0      19.1%
         Effect of the $32.4 million
             inventory write-down                                          32.4       5.2
         Effect of selling $36.0 million
             of clearance merchandise at
             zero gross profit                                                        1.4
                                              ------     ----            ------      ----
         Adjusted gross margin                $130.6     24.8%           $151.4      25.7%
                                              ======     ====            ======      ====

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

         Loss from operations was $28.5 million, or 4.6% of sales in fiscal 1996 as compared to income from operations of $22.2 million, or 4.2% of sales in fiscal 1995. The loss in the current year is attributable to the $55.0 million in charges discussed above.

         The Company's net interest expense increased to $19.9 million, or 3.2% of sales, in fiscal 1996, from $11.3 million, or 2.1% of sales, in fiscal 1995. Approximately one-third of the increase was the result of lower capitalized interest and two-thirds was the result of increased borrowings on the Company's revolving credit facility. The primary reason for increased borrowings was due to the refinancing of an off-balance sheet lease facility (Tax Retention Operating Lease) into the Company's revolving credit facility. The Company had also entered into $100 million of interest rate collars which impacted interest expense in fiscal 1996 by $15 thousand.

         For fiscal 1996 the Company's income tax benefit was $17.9 million, with an effective tax benefit rate of 36.9%, compared to a tax expense of $4.0 million with an effective tax rate of 36.2% in the prior year.

         The Company posted a net loss of $30.5 million, or (4.9)% of sales, as compared to net income of $7.0 million, or 1.3% of sales, in the prior fiscal year. The net loss for the current year was attributable to $55.0 million of charges as discussed above, resulting in a net charge after-tax of $34.6 million.

     ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS128). SFAS128 is designed to improve the EPS information by simplifying the computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS33). SFAS128 requires dual presentation of basis and diluted EPS and a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Management has restated earnings per share in accordance with SFAS 128.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting income which includes translation adjustments. In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is also effective for periods ending after December 15, 1998. This statement establishes additional disclosure requirements for business segments.

         Management does not believe the future period impact of SFAS No. 130 and 131 on the Company's presentation of results of operations, changes in stockholders' equity and segment disclosure will result in a material change.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs, and to retire indebtedness. The Company's working capital needs have been funded through a combination of external financing (including long-term debt and proceeds from the Company's IPO in 1992, proceeds from the issuance of 4 1/4% Convertible Subordinated Notes in 1993, proceeds from a two million share stock offering in 1994 and mortgage proceeds in 1996 and 1997), internally generated funds and credit terms from vendors. Historically, the Company's working capital needs peak in the fourth quarter.

         Operating activities in fiscal 1997 used cash of $34.5 million compared to cash provided of $13.2 million in fiscal 1996. The higher use of cash was primarily due to excess merchandise purchases resulting from implementation issues with the new merchandising system and the new distribution facility and to certain over-reactions to out-of-stock inventory positions. By year-end product returns were completed, future orders had been adjusted and an orderly sell down plan initiated. Controls have been instituted to ensure that these conditions do not recur. Merchandise levels were similar to prior year levels at year-end.

         Net cash of $6.0 million was used in investing activities during fiscal 1997 compared to $11.8 million net cash used in investing activities in fiscal 1996. The primary reasons for the decrease are due to higher proceeds from property sales in fiscal 1997 compared to fiscal 1996 and because capital expenditures in 1997 related to store signage for the name change to JumboSports were less than the capital expenditures in fiscal 1996 for the completion of new stores.

         Cash flows provided by financing activities were $35.9 million in fiscal 1997 as compared to $25 thousand used in fiscal 1996. The increase in cash provided by financing activities in fiscal 1997 was primarily due to the completion of $72.4 million of mortgage financings offset by repayments under the revolving credit facility.

         As of January 30, 1998, the Company had $2.8 million of long-term capital lease obligations, $85.0 million of long-term mortgage obligations, $74.8 million of 4 1/4% Convertible Subordinated Notes, and $174.0 million of borrowings under its $180 million revolving credit facility. The $180 million credit facility matures May 1999 and contains customary events of default and a number of customary covenants, including restrictions on liens and sales of assets, prohibitions on dividends and certain changes in control, and a maintenance of two financial ratios. As of January 30, 1998, the Company was in compliance with all bank covenants.

         The revolving credit facility bears interest on outstanding balances, at the Company's option, at the lender's prime rate plus 2%, or at LIBOR plus 3%.

         The Company's total anticipated capital expenditures are expected to be less than $7.7 million for fiscal 1998 (including amounts for new store expansion, improvements in existing stores and other capital expenditures). Management believes that its current cash position together with amounts available under its $180 million revolving credit facility, certain leasing commitments and net cash provided by operating activities will be sufficient to fund anticipated capital expenditures and working capital requirements for the upcoming year.

     YEAR 2000 COMPLIANCE

         The Company has developed a plan addressing the possible exposures related to the impact of the Year 2000 on its computer systems. In the spring of 1997, JumboSports replaced all of its application software from IBM, Microsoft and JDA Software Group (JDA). With the implementation of one application programming update from JDA, JumboSports will be totally Year 2000 compliant in key financial, information and operating systems. The application of the JDA update will require thorough testing of every application at JumboSports. The Company expects to complete the Year 2000 compliance testing by the second half of fiscal 1998. The financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe there is material market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this item is set forth as an exhibit to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Coopers & Lybrand L.L.P. ("Coopers & Lybrand") served as the accountants for the fiscal year ended January 30, 1998, and the Board of Directors has reappointed them to act as the public accountants for the fiscal year ending January 29, 1999. Previously, the firm of Deloitte & Touche LLP ("Deloitte & Touche") served as the Company's independent accountants for the fiscal year ended January 28, 1996. Deloitte & Touche did not resign, decline to be reappointed, nor did its report on the Company's financial statements for fiscal 1995 or fiscal 1994 contain an adverse opinion, disclaimer of opinion, qualification or modification. Furthermore, the Company did not experience any disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         The decision to change accountants and the selection of Coopers & Lybrand was recommended by the Audit Committee and approved by the Board of Directors in fiscal 1996.

         A representative of Coopers & Lybrand is expected to be present at the Annual Meeting of Stockholders and will have the opportunity to make a statement, if Coopers & Lybrand so elects, and to respond to appropriate questions from stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Directors: The information required by this Item is incorporated herein by reference to "Election of Directors-Certain Information Regarding Director Nominees" on pages 4 and 5 of the Company's 1998 Proxy Statement
         (b)  Executive Officers and Significant Employees of the Registrant:
              The information required by this Item is incorporated herein by reference to "Executive Officers of the Company" on page 7 of the Company's 1998 Proxy Statement.
         (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information required by this Item is incorporated herein by reference to "Section 16(a) Beneficial Ownership Reporting Compliance " on page 14 of the Company's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to "Additional Information Concerning Directors-Directors' Fees" on page 6, and "Executive Compensation" on pages 8 through 10, of the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to "Certain Relationships and Related Transactions" on page 14 of the Company's 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

     (1)  FINANCIAL STATEMENTS
                                                                          PAGE
                                                                          ----
     Reports of Independent Accountants....................................F1
     Consolidated Balance Sheets...........................................F3
     Consolidated Statements of Operations.................................F4
     Consolidated Statements of Stockholders' Equity.......................F5
     Consolidated Statements of Cash Flows.................................F6
     Notes to the Consolidated Financial Statements........................F7

     (2) ALL SCHEDULES HAVE BEEN INCLUDED AS AN EXHIBIT OR THE INFORMATION IS INCLUDED ELSEWHERE IN THE FINANCIAL STATEMENTS OR NOTES THERETO INCORPORATED BY REFERENCE IN ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K.

     (3)  EXHIBITS - SEE EXHIBIT  INDEX ON PAGE 16.

(B)   REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended January 30, 1998.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

              Financial Statements - see index on page 15. Financial Statement
              Schedules - see index on page 15.
3.1           Articles of Incorporation of JumboSports Inc.
3.2           Bylaws of JumboSports Inc.
4.1           Specimen Common Stock Certificate.
4.2           Specimen of Debt Security.
4.3           Indenture between JumboSports Inc. and Barnett Banks Trust
              Company, National Association, as Trustee. Incorporated by
              reference to exhibits included in the Company's Annual Report on
              Form 10-K/A for the fiscal year ended January 30, 1994.
4.4           Supplemental Indenture Agreement, dated February 14, 1997, between
              JumboSports Inc. and The Bank of New York. Incorporated by
              reference to the exhibits included in the Company's Form 8-B filed on June 11, 1997.
4.5           Rights Agreement, dated June 12, 1996, between JumboSports Inc.
              and ChaseMellon Shareholder Services, LLC. Incorporated by
              reference to the exhibits included in the Company's Form 8-A filed on June 20, 1996.
4.6           Rights Certificate. Incorporated by reference to the exhibits included in the Company's Form 8-A filed on June 20, 1996.
10.1          1989 Stock Incentive Plan, as amended through June 23, 1994.
              Incorporated by reference to exhibits included in the Company's
              Annual Report on Form 10-K for the fiscal year ended January 29,
              1995.
10.2          Amendment to 1989 Stock Incentive Plan. Incorporated by reference to the exhibits included in the Company's Form S-8 Registration
              Statement filed on January 28, 1998 (Registration No. 333-45041).
10.3          1996 Stock Incentive Plan. Incorporated by reference to the exhibits included in the Company's Form 8-B filed June 11, 1997.
10.4          Employment Agreement, dated April 15, 1996, between JumboSports
              Inc. and Raymond P. Springer.
10.5          Consulting Agreement, dated January 16, 1998, between JumboSports
              Inc. and Jack E. Bush.
10.6          Officers' Medical Reimbursement Plan. Incorporated by reference to exhibits included in the Company's Registration Statement on Form
              S-1 (Registration Statement No. 33-50098).
10.7          Amended and Restated Credit Agreement, dated as of May 28, 1997, among JumboSports, each of the subsidiaries of JumboSports,
              Barnett Bank, N.A., NationsBank, N.A., and each of the Lenders (as defined in the Amended and Restated Credit Agreement).
10.8          Form of Stock Option Agreement pursuant to the 1989 Stock
              Incentive Plan for options granted to employees.
10.9          Form of Stock Option Agreement pursuant to the 1996 Stock
              Incentive Plan for options granted to Directors.
10.10         Employee Stock Purchase Plan, as amended through November 14,
              1994. Incorporated by reference to exhibits included in the
              Company's Annual Report on Form 10-K for the fiscal year ended
              January 29, 1995.
10.11         Amendment Agreement, dated January 30, 1998, among JumboSports
              Inc., Barnett Bank, N.A., NationsBank, N.A., and each of the lenders (as defined in the Amendment Agreement). Incorporated by reference to exhibits included in the Company's Form 8-K filed on
              February 10, 1998.
12            Computation of Ratio of Earnings to Fixed Charges.
21            List of Subsidiaries. Incorporated by reference to exhibits included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.
23.1          Consent of Coopers & Lybrand L.L.P.
23.2          Consent of Deloitte & Touche LLP.
27            Financial Data Schedule (Edgar filing-only)
99            Schedule II - Valuation and Qualifying Accounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 24, 1998.

                                                 JumboSports Inc.
                                                    (Registrant)

                                         By: /s/ JACK E. BUSH
                                            ---------------------------------
                                         Jack E. Bush, Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

                                         By: /s/ JACK E. BUSH
                                            ---------------------------------
                                         Jack E. Bush, Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                         By: /s/  RAYMOND P. SPRINGER
                                            ---------------------------------
                                         Raymond P. Springer, Executive Vice
                                         President and Chief Financial Officer

                                         By: /s/ JEROME A. KOLLAR
                                            ---------------------------------
                                         Jerome A. Kollar, Principal Accounting
                                         Officer

                                         By: /s/ HAROLD F. COMPTON
                                            ---------------------------------
                                         Harold F. Compton,  Director

                                         BY: /s/ R. DON MORRIS
                                            ---------------------------------
                                         R. Don Morris, Director

                                         By: sS/ SAMUEL NORTHROP, JR.
                                            ---------------------------------
                                         Samuel Northrop, Jr.,  Director

                                         By: /s/ STEVEN A. RAYMUND
                                            ---------------------------------
                                         Steven A. Raymund,  Director

                                         By: /s/ RONALD L. VAUGHN
                                            ---------------------------------
                                         Ronald L. Vaughn,  Director

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of JumboSports Inc.

We have audited the accompanying consolidated balance sheets of JumboSports Inc. and subsidiaries (the "Company") as of January 31, 1997 and January 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1997 and January 30, 1998 and the consolidated results of its operations and its cash flows for the two years in the period ended January 30, 1998, in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.

Tampa, Florida
April 10, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of JumboSports Inc.

We have audited the statements of income, stockholders' equity and cash flows of JumboSports Inc. (the "Company") for the year ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements of the Company present fairly, in all material respects, the results of its operations and its cash flows for the year ended January 28, 1996, in conformity with generally accepted accounting principles.


                                                           DELOITTE & TOUCHE LLP

Tampa, Florida
March 22, 1996


                                JUMBOSPORTS INC.
                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                       JANUARY 31,  JANUARY 30,
ASSETS                                                                    1997          1998
                                                                       -----------  -----------
    Current assets:
       Cash and cash equivalents                                        $   4,944     $     345
       Accounts receivable, net                                             2,338         4,654
       Inventories                                                        201,090       185,047
       Property under contract for sale                                                  78,801
       Prepaid expenses and other assets                                    4,495         3,819
       Income tax receivable                                               11,386         1,556
       Deferred tax asset                                                   1,586
                                                                        ---------     ---------
               Total current assets                                       225,839       274,222
                                                                        ---------     ---------
    Property held for sale                                                               28,712
    Property and equipment, net                                           282,651       145,747
    Other assets:
       Cost in excess of fair value of net assets acquired, net            11,145        10,803
       Other                                                                5,951         7,065
                                                                        ---------     ---------
               Total other assets                                          17,096        17,868
                                                                        ---------     ---------
    Total assets                                                        $ 525,586     $ 466,549
                                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
       Current portion of long-term debt                                $     185     $   1,008
       Accounts payable                                                    37,050        26,443
       Accrued expenses                                                    16,462        13,717
       Accrued non-recurring charges                                        7,891        32,984
       Other                                                                5,573         4,101
                                                                        ---------     ---------
               Total current liabilities                                   67,161        78,253

       Deferred rent and other long-term liabilities                        4,476         4,241
       Revolving credit agreement                                         203,995       174,037
       Long-term debt less current maturities                              15,580        86,770
       Convertible subordinated notes                                      74,750        74,750
                                                                        ---------     ---------
               Total liabilities                                          365,962       418,051
                                                                        ---------     ---------
    Commitments and contingencies (Notes 3 and 6)

    Stockholders' equity:
       Common stock, $.01 par value, 100,000,000 shares authorized,
       20,339,409and 20,386,155 shares issued and outstanding,
       respectively                                                           203           204
    Additional paid-in capital                                            149,639       149,809
    Accumulated earnings (deficit)                                          9,782      (101,515)
                                                                        ---------     ---------
               Total stockholders' equity                                 159,624        48,498
                                                                        ---------     ---------
    Total liabilities and stockholders' equity                          $ 525,586     $ 466,549
                                                                        =========     =========

See Notes To The Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                               FISCAL           FISCAL         FISCAL
                                                                1995             1996           1997
                                                             ---------        ---------       ---------
    Sales                                                     $525,762         $624,019        $528,634
    Cost of sales including buying
       and occupancy costs                                     395,208          505,062         453,509
                                                             ---------        ---------       ---------
    Gross profit                                               130,554          118,957          75,125

    Selling, general and administrative expenses               106,233          124,918         112,489
    Non-recurring and other charges                              2,096           22,568          43,055
                                                            ----------       ----------      ----------
    Income (loss) from operations                               22,225          (28,529)        (80,419)
    Interest expense, net                                       11,254           19,890          30,395
                                                             ---------       ----------      ----------
    Income (loss) before provision (benefit) for
       income taxes                                             10,971          (48,419)       (110,814)
    Provision (benefit) for income taxes                         3,975          (17,875)            483
                                                            ----------        ---------   -------------
    Net income (loss)                                        $   6,996        $ (30,544)      $(111,297)
                                                             =========        =========       ==========

    Basic and dilutive earnings per common share                 $0.35          $(1.53)          $(5.47)

See Notes To The Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                 COMMON STOCK          ADDITIONAL
                                          -------------------------     PAID-IN         ACCUMULATED
                                            SHARES        PAR VALUE     CAPITAL      EARNINGS (DEFICIT)     TOTAL
                                          ----------      ---------    ----------    ------------------    --------
Balance, January 29, 1995                 19,722,917      $    197       $146,595       $   33,330         $180,122
    Issuance of common stock                  46,142             1            294                               295
    Tax benefit of exercise of options                                        117                               117
    Net income                                                                               6,996            6,996
                                          ----------      --------       --------       ----------         --------

Balance, January 28, 1996                 19,769,059           198        147,006           40,326          187,530
    Issuance of common stock                 570,350             5          1,600                             1,605
    Tax benefit of exercise of options                                      1,033                             1,033
    Net loss                                                                               (30,544)         (30,544)
                                          ----------      --------       --------       ----------         --------

Balance, January 31, 1997                 20,339,409           203        149,639            9,782          159,624
    Issuance of common stock                  46,746             1            157                               158
    Tax benefit of exercise of options                                         13                                13
    Net loss                                                                              (111,297)        (111,297)
                                          ----------      --------       --------       ----------         --------

Balance, January 30, 1998                 20,386,155      $    204       $149,809       $ (101,515)        $ 48,498
                                          ==========      ========       ========       ===========        ========

See Notes To The Consolidated Financial Statements.


                                JUMBOSPORTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                           FISCAL          FISCAL           FISCAL
                                                                            1995            1996            1997
                                                                         ----------      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $    6,996      $  (30,544)       $(111,297)
Adjustments to reconcile net income (loss)  to net cash provided by
     (used in) operating activities:
       Depreciation                                                          6,258           8,656            9,840
       Gain (loss) on asset sales                                             (179)           (478)              11
       Amortization of cost in excess of the fair value of
          net assets acquired                                                  342             342              342
       Deferred loan cost and other amortization                               509           1,048            1,456
       Deferred loan cost write off                                                                           5,345
       Non-recurring and other charges                                       2,096          22,568           43,055
       Decrease (increase) in deferred tax asset                                            (1,586)           1,586
       Increase (decrease) in deferred income tax liability                  1,255          (4,388)
       Decrease (increase) in accounts receivable                             (595)          2,589           (2,316)
       Decrease (increase) in inventories                                  (42,548)         35,144           16,043
       Increase in prepaid expenses and other assets                          (483)         (2,000)             (77)
       Decrease (increase) in income tax receivable                                        (11,386)           9,830
       Decrease (increase) in other assets                                     235          (1,818)             391
       Increase (decrease) in accounts payable                              14,161          (7,278)         (10,607)
       Increase (decrease) in accrued expenses                               1,455            (133)          (3,281)
       Increase (decrease) in other current liabilities                      2,472            (300)           5,100
       Increase in deferred rent and other long term liabilities               273           2,380               82
       Increase (decrease) in income taxes payable                          (1,029)            398
                                                                        ----------      ----------       ----------
          Net cash provided by (used in) operating activities               (8,782)         13,214          (34,497)
                                                                        ----------      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (60,738)        (15,236)         (11,164)
     Sale leaseback proceeds                                                                 2,150
     Net collections under note receivable                                     462              31               16
     Cash proceeds from sale of property                                       429           1,220            5,143
                                                                        ----------      ----------       ----------
          Net cash used in investing activities                            (59,847)        (11,835)          (6,005)
                                                                        ----------      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net                                   295           1,600              158
     Tax benefit of options exercised                                          117           1,033               13
     Net payments (borrowings) under stock purchase plan                                      (482)             132
     Proceeds from mortgage financing                                                       13,039           72,425
     Net borrowings under revolving credit agreement                        67,279          24,595           42,467
     Net repayments under revolving credit agreements                                      (35,660)         (72,425)
     Repayments of long term debt                                             (376)           (578)            (746)
     Loan and other financing costs                                                         (3,572)          (6,121)
                                                                        ----------      ----------       ----------
          Net cash provided by (used in) financing activities               67,315             (25)          35,903
                                                                        ----------      ----------       ----------

     Net increase (decrease) in cash and cash equivalents                   (1,314)          1,354           (4,599)
                                                                        ----------      ----------       ----------
     Cash and cash equivalents, beginning of period                          4,904           3,590            4,944
                                                                        ----------      ----------       ----------
     Cash and cash equivalents, end of period                           $    3,590      $    4,944       $      345
                                                                        ==========      ==========       ==========

Supplemental Disclosure Cash Flow Information Cash paid during year for:

       Interest (net of amounts capitalized)                            $   10,589      $   19,482       $   24,997
       Income taxes                                                     $    3,749      $       40       $       44

See Notes To The Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS EXCEPT FOR SHARE, PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

         JumboSports Inc. and its subsidiaries (the "Company"), previously Sports & Recreation, Inc., operated 85 retail sporting goods outlets in 29 states. In fiscal 1997 the Company announced the closings of 26 stores. On January 31, 1998 the Company will operate 59 stores in 23 states.

     PERIODS PRESENTED

         In fiscal 1996, the Company changed to utilizing a 52 or 53 week fiscal year ending on the Friday closest to the end of January, as compared to a 52 or 53 week fiscal year ending on the Sunday closest to the end of January. This change in fiscal year caused fiscal year 1996 to be a 52 week and five day period. The financial statements presented are for the 52 week period ended January 28, 1996 ("fiscal 1995"), for the 52 week and five day period ended January 31, 1997 ("fiscal 1996") and for the 52 week period ended January 30, 1998 ("fiscal 1997").

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

     INVENTORIES

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market for fiscal 1996 and for fiscal 1997 at the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The cumulative effect of the change to the FIFO retail method was immaterial. Proforma effects of the change for prior periods is not determinable. The Company considers cost to include the direct cost of merchandise, plus internal costs associated with merchandise procurement, storage, handling, and distribution. Selling, general and administrative costs capitalized into ending inventory were $5,128 and $4,128 in fiscal 1996 and fiscal 1997, respectively.

     PROPERTY AND EQUIPMENT

         Property is recorded at cost and includes interest on funds borrowed to finance construction. Capitalized interest was approximately $2,476, $135 and $221 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. Depreciation and amortization are provided using the straight-line method over the estimated useful service lives of the related assets. Costs and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to operations.

     INCOME TAXES

         The Company provides for federal and state income taxes currently payable as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes and income and expenses for tax purposes. Work Opportunity Tax credits were recorded as a reduction of income taxes.

         The Company uses the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach in accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company's differences relate primarily to the difference in carrying values of certain assets and liabilities for book and tax reporting and the deferred income tax asset resulting from the Company's non-recurring restructuring charges. Under SFAS 109, the effective rate on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     ADVERTISING COSTS

         Advertising costs are expensed the first time advertising takes place. Included in selling, general and administrative expenses for fiscal 1995, fiscal 1996 and fiscal 1997 are $10,420, $13,309 and $17,498, respectively, of advertising expenses.

     DEFERRED LOAN CHARGES

         Deferred loan charges represent fees paid in connection with the acquisition of certain of the Company's debt. These charges are being amortized using the interest method over the term of the related debt. Net deferred loan costs were $2,225, $2,217 and $3,140 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively.

     IMPAIRMENT OF ASSETS

         SFAS 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of", requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. In conducting its review, management considers, among other things, its current and expected operating cash flows together with a judgment as to the fair value the Company could receive upon sale of its investment. Based on this review, the Company recorded a $5,229 pre-tax charge as part of the $22,568 charge it took in the second quarter of fiscal 1996. In fiscal 1997 the Company recorded charges of $21,185 for the write-down to net realizable values for closing stores.

     COST IN EXCESS OF  FAIR VALUE OF NET ASSETS ACQUIRED

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a 40 year period. Accumulated amortization was $2,520 and $2,862 as of January 31, 1997 and January 30, 1998, respectively.

     FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's cash, receivables, accounts payable, revolving credit agreement, and long term debt approximate their fair values. The fair value of the convertible subordinated notes was approximately $55,000 and $31,000 on January 31, 1997 and January 30, 1998, respectively, based upon current market rates.

     TOTAL INTEREST EXPENSE AND RISK MANAGEMENT INSTRUMENTS

         Total interest expense incurred was $13,877, $29,092 and $30,928 for fiscal 1995, fiscal 1996 and fiscal 1997, respectively. The Company, in connection with its revolving credit facility, has entered into $100,000 of interest rate collar agreements. These agreements qualify for hedge accounting and are amortized to interest expense. The $100,000 of interest rate collars impacted interest expense by $15 and $48 in fiscal 1996 and fiscal 1997, respectively.

         The fair value of the Company's $100,000 of interest rate collar agreements was $5 at January 30, 1998.

     EARNINGS PER COMMON SHARE

         Earnings per common shares is calculated in accordance with SFAS No. 128, "Earnings Per Share," and is based on the weighted average number of common shares outstanding during each year as follows:

                                       WEIGHTED AVERAGE
                 YEAR                 SHARES OUTSTANDING
               -----------------------------------------
                Fiscal 1995                19,744,013
                Fiscal 1996                19,984,993
                Fiscal 1997                20,363,299

     ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting income which includes translation adjustments. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is also effective for periods ending after December 15, 1998. This statement establishes additional disclosure requirements for business segments.

         Management does not feel the future period impact of SFAS No. 130 and 131 on the Company's presentation of results of operations, changes in shareholders' equity and segment disclosure will result in a material change.

     RECLASSIFICATIONS AND RESTATEMENTS

         Certain fiscal 1995 amounts were reclassified or restated to conform with the current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                                     ESTIMATED
                                                              JANUARY 31,         JANUARY 30,          USEFUL
                                                                  1997               1998          LIFE(IN YEARS)
                                                            -------------        -------------     --------------
       Land                                                    $  100,336          $    90,570
       Buildings                                                  118,454              105,617         15 - 39
       Furniture, fixtures and equipment                           32,694               40,445         3 - 10
       Leasehold improvements                                      44,809               44,085         15 - 39
       Assets held under capital lease                              2,129                2,182           39
       Construction in-process                                      9,739                6,726
                                                             ------------         ------------
               Total property and equipment, cost                 308,161              289,625
       Less accumulated depreciation and amortization              25,510               36,365
                                                              -----------          -----------
               Total property and equipment, net                  282,651              253,260
                                                               ----------           ----------
       Less property under contract for sale                                            78,801
       Less property held for sale                                                      28,712
                                                               ----------         ------------
               Property and equipment, net                      $ 282,651           $  145,747
                                                                =========           ==========


NOTE 3 - REVOLVING CREDIT AGREEMENT

         At January 30, 1998, the Company has a $180,000 secured revolving credit facility which matures on May 31, 1999. During the term of this agreement, the Company is restricted from declaring or paying any cash dividends, making any other distributions on account of any class of its stock (other than stock splits or stock dividends) or redeeming, purchasing, retiring or otherwise acquiring directly or indirectly any shares of its stock, except for fractional shares in connection with stock splits or stock dividends and shares issued to employees to exercise outstanding options. Interest on this borrowing accrues, at the Company's option, based upon the lender's prime rate plus 200 basis points (10.50% at January 30, 1998) or LIBOR plus 300 basis points (8.62% at January 30, 1998). Interest on advances under the prime rate is payable quarterly in arrears. Interest on LIBOR rate advances is fixed and, at the Company's option, is payable in arrears on 30, 60 or 90 day periods. The revolving credit facility is collateralized by real and personal property. The availability under the revolving credit facility is the lower of $180,000 or the borrowing base. The borrowing base is a calculation based upon eligible assets: real estate, inventories and equipment. As of January 31, 1997 and January 30, 1998, the Company had $203,995 and $174,037, outstanding respectively, and $36,034 and $920, respectively, available under this agreement.

         In conjunction with the revolving credit facility, the Company also entered into a letter of credit sub-facility maturing on June 4, 1998. Commitments under the letter of credit are limited to the lesser of $10,000 or the availability under the revolving line of credit. At January 31, 1997 and January 30, 1998, outstanding commitments under the letter of credit facility were $2,065 and $1,006, respectively.

         In conjunction with the revolving credit facility, the Company has entered into $100,000 of interest rate collar agreements. These agreements hedge interest rate fluctuations by setting floor rates and ceiling rates on a notional amount of $100,000. The Company has $50,000 of agreements with floor rates of 5.23% and ceiling rates of 8.00% and $50,000 of agreements with floor rates of 5.75% and ceiling rates of 7.50%. All of these agreements terminate on various dates in calendar year 1998.

         As of January 30, 1998, the Company was in compliance with its credit facility covenants.

NOTE 4 - LONG-TERM DEBT

                                                                                JANUARY 31,        JANUARY 30,
                                                                                    1997              1998
                                                                                -----------       -----------
     Obligations under real estate capital leases for two store facilities with interest imputed at approximately 13.06% and 13.20% per annum. The agreements require monthly payments of $31 including interest through
       September 2011.                                                               $2,748          $2,772

     Obligations under equipment capital leases with interest imputed at rates ranging from 8.4% to 14% per annum. The agreements require aggregate monthly payments of approximately $40 including interest through
       March 1997                                                                        80

     Mortgage obligations for thirty-seven store facilities with interest ranging from 8.30% to 8.99% per annum.  The agreements require monthly payments of $701 including interest with various dates of maturity from
       November 2007 throug November 2009                                            12,937          85,006
                                                                                    -------         -------
     Total debt                                                                      15,765          87,778
       Less current maturities                                                          185           1,008
                                                                                    -------         -------
     Total long-term debt                                                           $15,580         $86,770
                                                                                    =======         =======

         Future minimum payments under the capital lease and mortgage obligations during the fiscal years subsequent to January 30, 1998 are as follows:

                    1998                                                       $    8,777
                    1999                                                            8,777
                    2000                                                            8,793
                    2001                                                            8,825
                    2002                                                            8,825
                    Thereafter                                                    122,568
                                                                                  -------
                    Total                                                         166,565

                         Less amount  representing interest                        78,787
                                                                                 --------
                         Present value of future minimum lease payments            87,778
                         Less current maturities                                    1,008
                                                                                 --------
                    Total long-term debt                                        $  86,770
                                                                                =========

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

         In fiscal 1995, the Company utilized the TROL for new store construction on eight of the 24 stores opened during fiscal 1995. In fiscal 1996, the Company utilized the TROL facility for new store construction on three of the five stores opened. The total commitment utilized through June 6, 1996 was $58,058. The purpose of the TROL was to provide off-balance sheet financing of new store site and development costs at attractive rates.

     OTHER OPERATING LEASES

         The Company has leases on 25 store facilities (20 opened stores and five closing stores), two future store sites, corporate office facilities and two warehouses with unrelated parties. These leases have terms ranging from five to 20 years, with options to renew ranging from two to four additional five-year terms. Additionally, certain store leases provide for contingent rent computed as a percentage of sales in excess of a specified amount. Contingent rent of $161, $104 and $81 was incurred for fiscal 1995, fiscal 1996 and fiscal 1997, respectively.

         In addition to the facility leases, the Company has entered into various leases for store fixtures, transportation equipment and data processing equipment under operating lease agreements with terms ranging from three to five years.

         Rent expense under all operating lease agreements including the TROL for each of the fiscal periods presented is as follows:

                    1995                 12,601
                    1996                 14,136
                    1997                 12,935

         Future minimum lease payments under all non-cancelable operating lease agreements during the fiscal years subsequent to January 30, 1998 are as follows:

                    1998                $13,243
                    1999                 11,688
                    2000                  9,269
                    2001                  8,183
                    2002                  7,677
                    Thereafter           57,082
                                       --------
                    Total              $107,142
                                       ========

     NEW STORE CONSTRUCTION

         The Company had previously utilized one construction agent as general contractor for substantially all of its new store facilities. The agent worked solely for the Company. Current and future construction is subject to a competitive bidding process.

NOTE 7 - INCOME TAXES

         Income tax expense (benefit) consists of the following:

                                    FISCAL            FISCAL          FISCAL
                                     1995              1996            1997
                                   -------           -------        ---------
              Current              $ 2,720         $(10,875)         $(1,103)
              Deferred               1,255           (7,000)           1,586
                                   -------           -------         -------
                                   $ 3,975         $(17,875)         $   483
                                   =======         =========         =======


         The following is a schedule of the significant net deferred income tax assets and liabilities as January 31, 1997 and January 30, 1998:

                                                                JANUARY 31,   JANUARY 30,
                                                                   1997          1998
                                                                -----------   -----------
Net Current Deferred Income Tax Asset:
     Non-recurring charges not deductible for
         tax reporting until paid                                $   --        $ 21,525
     Inventory basis difference between tax and
         financial reporting                                       (2,890)         (788)
     Accrued expenses not deductible for tax
         reporting until paid                                       5,912         2,684
     Other                                                             43            74
                                                                 --------      --------
Total current deferred income tax asset, net                        3,065        23,495
                                                                 --------      --------
Net Non-Current Deferred Income Tax Asset (Liability):
     Accelerated tax depreciation                                  (5,188)       (6,304)
     Tax benefit carryovers                                         3,071        24,352
     Accrued expenses not deductible for tax reporting
         until paid                                                   557           715
     Other                                                             81            92
                                                                 --------      --------
Total non-current deferred income tax asset (liability), net       (1,479)       18,855
                                                                 --------      --------
Valuation allowance                                                             (42,350)
                                                                 --------      --------
     Total net deferred tax asset                                $  1,586      $   --
                                                                 ========      ========

         At January 30, 1998, the Company had tax net operating loss ("NOL") carryforwards of $59,425 for federal income tax purposes and $85,785 for state income tax purposes. The federal NOL will expire, if unused, in years 2011 and 2012, and the state NOL's will expire, if unused, in the years 2001 through 2012.

         For the year ending January 30, 1998, the Company recorded a valuation allowance of $42,350 to offset the deferred tax assets in excess of the deferred tax liabilities.

         The Company's income tax expense differed from the statutory federal rate of 34%, as follows:

                                                               FISCAL           FISCAL          FISCAL
                                                                1995             1996            1997
                                                              -------        ---------        ---------
Income taxes (benefits) using the federal statutory rate      $ 3,730        $(16,462)        $(37,677)
Increase in taxes resulting from:
     State taxes, net of federal benefit                          162          (1,937)          (4,388)
     Goodwill amortization                                        116             130              130
     Change in valuation allowance                                                              42,350
     Targeted jobs tax credit                                     (33)
     Other differences, net                                                       394               68
                                                              -------        --------         --------
Total                                                         $ 3,975        $(17,875)        $     483
                                                              =======        ========         =========


NOTE 8 - EMPLOYEE BENEFIT PLANS

         The Company has a qualified profit sharing and 401(k) savings plan (the "Plan") covering all employees meeting certain eligibility requirements. The Plan permits each participant to reduce his or her taxable compensation basis by up to 15% and have the amount of such reduction contributed to the Plan. The Company makes a matching contribution of 50% (25% cash and 25% in a company stock match) of the first 6% of compensation deferred by each participant. In addition, in any year, the Company may contribute to the Plan additional amounts determined by the Company's Board of Directors at its sole discretion. Salary reduction contributions are immediately vested in full; matching and discretionary contributions begin to vest after the participant's first year of service and become fully vested after the participants fourth year of service. During fiscal years 1995, 1996 and 1997, expense under the Plan was approximately $81, $62 and $64, respectively.

         The Company has an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees meeting certain eligibility requirements to purchase Company stock at a 15% discount from the fair market value of the stock price.

         The Company has a key employee non-qualified deferred compensation plan. The plan allows the employee to defer compensation and earn interest at a rate of 10% annually. Interest expense for fiscal 1997 was $23.

NOTE 9 - NON-RECURRING, ONE TIME CHARGES AND EFFECT OF MANAGEMENT CHANGE

         In the second quarter of fiscal 1996 the Company recorded one-time charges of $55.0 million. The components are as follows (in millions):

         Cost of Sales:
             Inventory write-down for shrink
                  and obsolete and slow moving merchandise           $32.4
                                                                     -----
         Non-recurring and other charges:
             Disposition of and impairment of
                 underperforming assets                               11.4
             Charges for certain loss contingencies                    3.0
             Other charges                                             8.2
                                                                   -------
                                                                      22.6
                                                                   -------
                Total                                                $55.0
                                                                   =======

         The inventory write-down for obsolete and slow moving merchandise and excess shrinkage of $32.4 million was comprised of a $24.3 million charge for the write-down of inventory below cost and an additional $8.1 million charge for merchandise inventory shrinkage. The Company recorded the inventory write-down to correctly state the value of discontinued, obsolete and slow moving inventory at a net realizable market value. The inventory for which these reserves were established was sold during fiscal 1996. Throughout the year, the Company accrued inventory shrinkage at 1.1% of sales based on prior years' experience. The excess shrinkage recorded at year-end is believed to be attributable to the inventory clearance sales and the fact that the Company had taken its first SKU level inventory. The establishment of these reserves did not result in additional cash payments.

         The $11.4 million charge for impairment of underperforming assets was attributable to the write-off of undesirable retail sites and impairment of other sites of $5.2 million and the write-off of assets as the result of organizational changes of $6.2 million. The write-off of committed retail sites was for new store projects that were deemed undesirable. The sites were deemed committed based on proforma operating income projections. The operating income projections revealed sites which, in the opinion of new management, would not achieve or maintain the Company's minimum requirements for return on investment. The charge for impairment of other sites was for nearly-completed retail sites that were also deemed undesirable based on proforma operating income projections. The impairment was determined based on the net realizable sale value of the sites. The establishment of these reserves did not result in additional cash payments.

         Charges for certain loss contingencies relate to the October 1996 submission of settlement with no admission of liability to the court by the Company and the plaintiffs in two pending class action suits. The class action suits asserted claims under the federal securities laws and alleged the Company artificially inflated the price of its common stock during the class period, July 14, 1994 through March 13, 1995. By the terms of the settlement, a class was certified by the court and prorata payments in the total amount of $6.25 million were made to the class members submitting claims. Of this amount, $2.875 million was funded by the Company and the remainder funded by the Company's insurance carrier.

         Other charges were attributable to costs incurred for severance and related charges of $1.8 million, employee benefit program charges of $4.3 million and other charges of $2.1 million. Cash payments of $0.9 million were paid in fiscal 1996 and an additional $0.9 million of cash payments will be made in future periods.

         In the third and fourth quarters of fiscal 1997, the Company recorded non-recurring charges of $94.3 million related to store closings, excess and slow moving inventory, severance, outdated technology and the write-off of debt costs in connection with the Company's revolving line of credit. The components are as follows (in millions):

       Cost of Sales:
            Mark-down of slow moving and excess inventory              $  17.9
            Additional shrinkage                                           9.5
            Write-down for inventory liquidation of closing stores        17.6
                                                                       -------
                                                                          45.0
       Non-recurring and other charges:
            Charges related to store closings                             40.0
            Other charges                                                  3.0
                                                                       -------
                                                                          43.0
       Depreciation:
       Accelerated depreciation on closing stores                         $1.0

       Interest:
       Write-off of deferred debt costs                                    5.3
                                                                       -------
       Total                                                           $  94.3
                                                                       =======

         The markdown of excess inventory of $17.9 million was taken to correctly state the value of merchandise at the lower of cost or market. The primary cause for this charge was due to problems experienced in athletic footwear and apparel; both categories were impacted by distribution problems, overly aggressive purchasing and soft sales. The Company took physical inventories in each of its stores at year-end. Throughout the year, management had estimated shrinkage at 2.2% of sales. This estimate was based on the prior year's actual shrinkage of 2.8% and the industry average of 1.5%. The year-end physical inventories resulted in a total shrinkage of 4.0% or approximately 1.8% above the accrual. The additional shrinkage is believed to be primarily attributable to implementation issues in connection with the new merchandising systems and problems encountered with the new distribution facility. Many of the aforementioned causes have been addressed and management is focused on reducing and controlling shrinkage during fiscal 1998. Additionally, the Company will be taking physical inventories throughout the year to better estimate the proper shrinkage accrual. The Company recorded the inventory write-down of $17.6 million for store closings inventory liquidation based on the net realizable value of liquidating inventory at 26 stores anticipated to close from January 1998 through May 1998. The establishment of the aforementioned reserves did not result in additional cash payments in fiscal 1997.

         The $40.0 million of charges related to store closings represent the establishment of reserves of $29.1 million for the write-down of closed stores property and equipment to net realizable value, $6.7 million for expenses attributable to the closing stores and $4.2 million for lease reserves at closing locations. The establishment of these reserves did not result in additional cash payments in fiscal 1997.

         Other charges of $3.0 million are for severance agreements attributable to the administrative and management workforce reductions in January 1998 and the establishment of reserves for outdated information communications technology. Cash payments of $0.5 million were made in fiscal 1997 and $2.5 million of cash payments may be made in future periods.

         The Company took a charge of $1.0 million for the acceleration of depreciation of the closing store properties. The Company also accelerated the write-off of deferred debt costs in connection with the renegotiation of the Company's credit facility in the amount of $5.3 million. The write-off of deferred debt costs were for cash payments of $3.0 million in fiscal 1997, $1.0 million in non-cash payments and an additional $1.3 million for cash payments to be made in future periods.

         Remaining reserves at year-end attributable to these charges were as follows (in millions):

           Write-down for slow moving footwear and apparel            $ 1.8
           Write-down for inventory liquidation of closing stores      10.2
           Charges related to store closings                           15.7
           Disposition and impairment of underperforming assets         1.5
           Other charges                                                3.8
                                                                      -----
           Remaining reserves                                         $33.0
                                                                      =====

         During fiscal 1995, one of the Company's stores was relocated. As a result, the remaining non-cancelable operating lease commitment attributable to the original store location was accrued for in full, along with related sales and property taxes, in the amount of $0.5 million.

         In February 1996, Mr. Bradke, the former CEO and Chairman, resigned. In conjunction with this departure, as well as the retainage of Mr. Bebis as the new Chairman, President and CEO, certain charges for severance, bonuses, legal and other related charges were recognized in fiscal 1995 in the amount of $1.5 million.

NOTE 10 - STOCKHOLDERS' EQUITY

         On July 22, 1992, an increase in the authorized number of shares of common stock to 20,000,000 and a 3,764-for-1 split of the Company's common stock was authorized by the Board of Directors.

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

         The Company has a Stock Option Plan which was established on September 14, 1989 (the "1989 Plan"). The 1989 Plan provides that options be granted to certain key employees and directors at exercise prices equal to not less than 50% of fair market value on the date the option is granted. In June 1997, the stockholders of the Company approved an amendment to the 1989 Plan increasing the number of shares that may be issued thereunder as 1,000,000 shares. All options granted to date have been at fair market value on the date of the grant. Prior to Fiscal 1996, options granted to key employees generally became exerciseable after one year in 25% increments per year and expire 10 years from the date of grant. Options granted to key employees in Fiscal 1996 and forward generally become excerciseable at 40% after two years and 20% per year thereafter and expire 10 years from the date of grant. Options granted to directors generally become fully exerciseable after one year and expire 10 years from the date of grant. The Company has reserved 3,212,212 shares for distribution under the 1989 Plan. Options to purchase 1,266,103 shares were granted to key employees and directors thereunder as of January 30, 1998.

         In March of 1996, the Company adopted an additional stock incentive plan, the 1996 Stock Incentive Plan, for issuance of stock options to Company employees who are not subject to the reporting requirements of Section 16 under the Exchange Act (the "1996 Plan"). One million shares are reserved for issuance under the 1996 Plan, and options to purchase a total of 823,787 shares were granted to employees thereunder, as of January 30, 1998. Vesting provisions are similar under both the 1989 Plan and the 1996 Plan. All options granted to date have been at fair market value on the date of the grant. Options granted to employees generally become exerciseable after one year in 25% increments per year and expire 10 years from the date of grant.

         Effective January 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting EPS. Upon adoption, the Company restated its EPS for fiscal 1995, 1996 and 1997 to conform with SFAS No. 128. The computations under SFAS No. 128 are summarized below:


                                                   FISCAL 1995              FISCAL 1996                  FISCAL 1997

                                                               PER                       PER                          PER
                                                      AVERAGE SHARE             AVERAGE SHARE                AVERAGE  SHARE
                                             INCOME   SHARES  AMOUNT   LOSS     SHARES  AMOUNT       LOSS    SHARES   AMOUNT
                                             ------   ------- ------ --------- -------- ------    ---------- -------  ------
     EPS: BASIC
       Income available to
          common shareholder                  $6,996  19,744  $0.35  $(30,544) 19,985   $(1.53)   $(111,297) 20,363   $(5.47)
                                              ======  ======  =====  ========  ======   ======    ========== ======   =======
     EFFECT OF DILUTIVE SECURITIES
       Options                                $ -        318         $   -        -               $    -       -
       Convertible subordinated notes           -        -               -        -                    -       -
                                              ------  ------  -----  --------- ------   ------    ---------- ------   -------

     Total Dilution                             -        318             -        -  (1)               -       -   (1)
                                             ------   ------  -----  --------- ------   ------    ---------- ------   -------
     EPS: DILUTED
       Income available to common
          stockholders with assumed
          conversions                        $6,996   20,062  $0.35  $(30,544) 19,985   $(1.53)   $(111,297) 20,363   $(5.47)
                                             ======   ======  =====  ========  ======   ======    =========  ======   =======

----------

    (1) Not reported under GAAP as conversion would be anti-dilutive.

A summary of stock option activity related to the 1989 and 1996 Plans is as follows:

                                                                                              WEIGHTED AVG.
                                                                         OPTION PRICE            OPTION
                                                    SHARES                PER SHARE              PRICE
                                                  ----------            -------------         ------------
Outstanding January 29, 1995                      1,532,873             $3.95 - 29.33           $  11.23
     Granted                                        394,150              7.38 - 11.63              11.30
     Exercised                                      (25,592)             3.95 - 15.83               4.28
     Canceled or surrendered                        (55,640)            11.67 - 26.08              19.98
                                                 ----------             -------------           --------
Outstanding January 28, 1996                      1,845,791             $3.95 - 29.33           $  11.08
                                                 ==========             =============           ========
Exercisable at January 28, 1996                   1,194,399             $3.95 - 29.33           $   8.55
                                                 ==========             =============           ========

Outstanding January 29, 1996                      1,845,791             $3.95 - 29.33           $  11.08
     Granted                                      1,317,204               4.38 - 9.75               6.65
     Exercised                                     (376,618)              3.95 - 5.00               4.62
     Canceled or surrendered                       (677,709)             6.75 - 29.33              16.45
                                                 ----------            --------------           --------
Outstanding January 31, 1997                      2,108,668             $3.95 - 29.33           $   7.74
                                                 ==========             =============           ========
Exercisable at January 31, 1997                     701,323             $3.95 - 29.33           $   9.15
                                                 ==========             =============           ========

Outstanding February 1, 1997                      2,108,668             $3.95 - 29.33           $   7.74
     Granted                                      1,145,700               1.00 - 6.75               3.20
     Exercised                                      (19,085)                  3.95                  3.95
     Canceled or surrendered                     (1,145,393)             3.44 - 26.08               6.64
                                                 -----------            -------------           --------
Outstanding January 30, 1998                      2,089,890             $1.00 - 29.33           $   5.89
                                                 ==========             =============           ========

The following table further summarizes information about the 1989 and 1996
Plans:

                                                       WEIGHTED           WEIGHTED                        WEIGHTED
                                   NUMBER               AVERAGE            AVERAGE          NUMBER         AVERAGE
         RANGE OF                OUTSTANDING           REMAINING          EXERCISE        EXERCISABLE     EXERCISE
      EXERCISE PRICES            AT 1/30/98         LIFE (IN YEARS)        PRICE          AT 1/30/98        PRICE
      ---------------            ----------         ---------------       --------        -----------     --------
     $ 1.00 to $3.95             1,081,469               8.2              $  2.68           496,669       $  2.84
     $ 4.13 to 9.50                672,237               8.6                 7.06            70,256          8.51
      11.50 TO 29.33               336,184               5.2                13.87           312,327         13.98
     ----------------            ---------               ---              -------           -------       -------
     $ 1.00 to $29.33            2,089,890               7.8              $  5.89           879,252       $  7.25
     ================            =========               ===              =======           =======       =======

         In October 1995, the Financial Accounting Standards Board issued Financial Accounts Standard No.123, "Accounting for Stock Based Compensation" ("SFAS 123") which is effective for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company has elected to continue to account for its stock based plans under APB No. 25, "Accounting for Stock Issued to Employees".

         If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been reduced to the proforma amounts shown below:

                                                     FISCAL           FISCAL
                                                      1996             1997
                                                    --------        ----------
                Net income (loss)
                    As reported                     $(30,544)       $(111,297)
                    Proforma                        $(33,437)       $(112,193)

                Earnings per share
                    As reported                       $(1.53)          $(5.47)
                    Proforma                          $(1.67)          $(5.51)

         The proforma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions: (i) a discount rate of 7.0% and 5.6% for 1996 and 1997, respectively; (ii) a volatility factor initially based on the average trading price for the prior 18 months; (iii) no dividend yield; and (iv) an average expected option life of four years.

         In conjunction with the change in management as described in Note 9, 236,500 outstanding options with exercise prices ranging from $11.67 to $29.33 were canceled and reissued to Mr. Bradke at the then market value of $5 per share. The options vest immediately and expire 5 years from the date of grant. Additionally, 300,000 options were issued to the Mr. Bebis with an exercise price of $4.38, the market value on the date of grant. The options vest 40% on the second anniversary of the date of the grant and 20% each year thereafter and expire 10 years after the date of grant. In addition to the above option activity and as result of the February 1996 management change, options were canceled and reissued to new management.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial data for fiscal 1997 and fiscal 1996 is as follows:

                                             FIRST         SECOND        THIRD        FOURTH
                                            --------      --------      --------     --------
1997
Net Sales                                   $130,134      $136,225      $129,945     $132,330
Gross profit                                  30,654        33,605         9,302        1,564
Net income                                    (1,505)       (1,879)      (45,763)     (62,150)
Primary and fully diluted earnings
     per common share:

Net income                                  $  (0.07)     $  (0.09)     $  (2.26)    $  (3.05)
                                            ========      =========     =========    =========
1996
Net sales                                   $143,658      $169,014      $136,798     $174,549
Gross profit                                  32,823         8,535        35,934       41,665
Net income (loss)                               (345)      (33,233)          898        2,136
Primary and fully diluted earnings
     per common share:

Net income (loss)                           $  (0.02)     $  (1.67)     $   0.04     $   0.12
                                            ========      ========      ========     ========

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

4.1           Specimen Common Stock Certificate.
4.2           Specimen of Debt Security.
10.4          Employment Agreement, dated April 15, 1996, between JumboSports
              Inc. and Raymond P. Springer.
10.5          Consulting Agreement, dated January 16, 1998, between JumboSports
              Inc. and Jack E. Bush.
10.7          Amended and Restated Credit Agreement, dated as of May 28, 1997, among JumboSports, each of the subsidiaries of JumboSports,
              Barnett Bank, N.A., NationsBank, N.A., and each of the Lenders (as defined in the Amended and Restated Credit Agreement).
10.8          Form of Stock Option Agreement pursuant to the 1989 Stock
              Incentive Plan for options granted to employees.
10.9          Form of Stock Option Agreement pursuant to the 1996 Stock
              Incentive Plan for options granted to Directors.
12            Computation of Ratio of Earnings to Fixed Charges.
23.1          Consent of Coopers & Lybrand L.L.P.
23.2          Consent of Deloitte & Touche LLP.
27            Financial Data Schedule (Edgar filing-only)
99            Schedule II - Valuation and Qualifying Accounts.