Form 10-Q
period 1998-05-01
JUMBOSPORTS INC
filed 1998-06-11
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       May 1, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,392,873 as of May 27, 1998.

                                JumboSports Inc.
                               Index to Form 10-Q
                                   May 1, 1998

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

JUMBOSPORTS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                             January 30,               May 1,
                                                1998                    1998
                                             ----------              ----------
                                                                     Unaudited
ASSETS
 Current assets:
  Cash and cash equivalents                  $      345              $     307
  Accounts receivable, net                        4,654                  4,188
  Inventories                                   185,047                140,009
  Property under contract for sale               78,801                 40,655
  Prepaid expenses and other assets               3,819                  5,119
  Income tax receivable                           1,556                  1,422
                                             ----------             ----------
      Total current assets                      274,222                191,700
                                             ----------             ----------
  Property held for sale                         28,712                 17,072
  Property and equipment                        145,747                130,004
  Other assets:
     Cost in excess of fair value
      of net assets acquired, net                10,803                 10,718
     Other                                        7,065                  7,101
                                             ----------             ----------
      Total other assets                         17,868                 17,819
                                             ----------             ----------
  Total assets                               $  466,549              $ 356,595
                                             ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt          $    1,008              $     842
  Accounts payable                               26,443                 36,151
  Accrued expenses                               13,717                 11,658
  Accrued non-recurring charges                  32,984                  9,821
  Other                                           4,101                  4,400
                                             ----------             ----------
       Total current liabilities                 78,253                 62,872

  Deferred rent and other
   long-term liabilities                          4,241                  3,643
  Revolving credit agreement                    174,037                102,200
  Long-term debt less current maturities         86,770                 70,659
  Convertible subordinated notes                 74,750                 74,750
                                             ----------             ----------
       Total liabilities                        418,051                314,124
                                             ----------             ----------

  Stockholders' equity:
    Common stock, $.01 par value,
    100,000,000 shares authorized,
    20,386,155 and 20,390,634 shares
    issued and outstanding, respectively            204                    204
  Additional paid-in capital                    149,809                149,819
  Accumulated deficit                          (101,515)              (107,552)
                                             ----------             ----------
       Total stockholders' equity                48,498                 42,471
                                             ----------             ----------
  Total liabilities and
    stockholders' equity                     $  466,549              $ 356,595
                                             ==========             ==========



See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR PER SHARE DATA)
(UNAUDITED)


                                                       Thirteen Weeks Ended
                                                  May 2,               May 1,
                                                  1997                  1998
                                                --------              --------
Sales                                           $130,134              $ 86,544
Cost of sales including
    buying & occupancy costs                      99,480                66,284
                                                --------              --------
Gross Profit                                      30,654                20,260
Selling, general and administrative expenses      27,178                19,978
                                                --------              --------
Income from operations                             3,476                   282
Interest expense                                   5,815                 6,319
                                                --------              --------
Loss before benefit for income taxes              (2,339)               (6,037)
Benefit for income taxes                            (834)
                                                --------              --------
Net loss                                        $ (1,505)             $ (6,037)
                                                ========              ========

Basic and dilutive earnings per common share    $  (0.07)             $  (0.30)

Weighted average shares outstanding               20,347                20,388

Stores closed during period                            0                    18

Stores open at end of period                          85                    59



See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THIRTEEN WEEKS ENDED MAY 2, 1997 AND MAY 1, 1998
(IN THOUSANDS)
(UNAUDITED)

                                                Additional  Accumulated
                                                 Paid in     Earnings
                              Shares  Par Value  Capital     (Deficit)  Total
                              ------  ---------  -------     ---------  ------
Balance, January 31, 1997      20,339    $203    $149,639     $9,782   $159,624
Issuance of common stock           16       1          72                    73
Net loss                                                      (1,505)    (1,505)
                               ------   -----    --------   --------   --------
Balance May 2, 1997            20,355    $204    $149,711     $8,277   $158,192
                               ======   =====    ========   ========   ========

Balance, January 30,1998       20,386    $204    $149,809  $(101,515)   $48,498
Issuance of common stock            5                  10                    10
Net loss                                                      (6,037)    (6,037)
                               ------   -----    -------    --------   --------
Balance May 1, 1998            20,391    $204    $149,819  $(107,552)   $42,471
                               ======   =====    =======    ========   ========






See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                      Thirteen Weeks Ended
                                                    May 2,1997      May 1, 1998
                                                    ----------      -----------
Cash flows from operating activities:
Net loss                                            $ (1,505)          $(6,037)
Adjustments to reconcile net income
 to cash used in operating activities:
   Depreciation                                        2,375             1,622
   Loss (gain) on asset sales                              7
   Goodwill amortization                                  85                85
   Deferred loan cost amortization
    & other amortization                                 439                77
   Increase in deferred tax asset                       (725)
   Decrease (increase) in accounts receivable           (607)              466
   Decrease in income tax receivable                                       135
   Decrease (increase) in inventories                (19,757)           45,038
   Decrease (increase) in prepaid expenses               218            (1,250)
   Decrease (increase) in other assets                  (837)               74
   Increase in accounts payable                       20,463             9,708
   Decrease in accrued expenses                       (2,899)           (2,059)
   Decrease in other current liabilities                (820)          (20,144)
   Decrease in deferred rent                            (447)             (647)
                                                      ------            ------
   Net cash provided by (used in)
    operating activities                              (4,010)           27,068
                                                      ------            ------

Cash flow from investing activities:
   Capital expenditures                               (4,440)           (1,023)
   Cash proceeds from sale of property                   515            62,209
                                                      ------            ------
   Net cash provided by (used in)
    investing activities                              (3,925)           61,186
                                                      ------            ------

Cash flows from financing activities:
   Proceeds from sale of common stock-net                 73                10
   Net borrowings under
    revolving credit agreements                        7,606               378
   Net repayments under
    revolving credit agreements                       (1,229)          (72,215)
   Repayments of long term debt                          (15)          (16,277)
   Loan costs                                           (828)             (188)
                                                      ------            ------
 Net cash provided by (used in)
  financing activities                                 5,607           (88,292)
                                                      ------            ------
Net decrease in cash and cash equivalents             (2,328)              (38)
                                                      ------            ------
Cash, beginning of period                              4,944               345
                                                      ------            ------
Cash, end of period                                 $  2,616           $   307
                                                    ========           =======


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

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended January 30, 1998 contained in the Company's Form 10-K dated April 24, 1998.

(2)  Legal Proceedings

     In October 1997, the Company announced that it was terminating its relationship with AMR Services Corporation ("AMR Services") for the operation of the Company's warehouse facility in Nashville, Tennessee. On October 10, 1997, the Company instituted litigation against AMR Services in the United States District Court, Middle District of Florida, seeking damages, a declaratory judgment, and injunctive relief for fraud in the inducement and breach of an agreement to provide third-party logistic services at the warehouse facility. In its complaint, the Company alleges that AMR Services misrepresented its experience in the warehouse management industry and mismanaged the Nashville facility. The Company is preliminarily seeking damages from AMR Services in excess of $27 million. At the current time, very little discovery has been completed and an evaluation of the likelihood of success in the litigation cannot be made. AMR has filed a counterclaim in this action seeking damages in excess of six million dollars for breach of contract and negligent misrepresentation.

     On October 11, 1997, AMR Services instituted litigation in Tennessee state court alleging breach of contract arising from the Company's termination of the third-party logistics agreement. In this action, AMR Services has also sought possession of certain records and computer data which were generated at the warehouse facility. This case has been removed to the United States District Court, Middle District of Tennessee. AMR Services is seeking damages of approximately $1,686,000. The parties recently filed a joint stipulation which would result in the dismissal of this action and pursuit of all claims in the Middle District of Florida action. All damages previously sought in this action are now included in the six million dollar claim in the Florida lawsuit.


(3)  Subsequent Events

     On May 7, 1998, the Company announced the closing of two under-performing stores located in the Texas cities of San Antonio and El Paso. The Company also announced the opening of two new stores in the Florida cities of Brandon and Daytona Beach. The new stores are expected to open in late summer 1998.

     On May 28, 1998, the Company entered into a Second Amendment to the Amended and Restated Revolving Credit Agreement. The Second Amendment provides for increased credit commitment levels for the term of the Agreement and elimination of LIBOR based loans after July 31, 1998.

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

     Management's discussion and analysis of financial condition and results of operations for the first quarter of fiscal 1998 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed April 24, 1998 for the fiscal year ended January 30, 1998.

     In May 1998, the Company announced the closing of two under-performing stores located in the Texas cities of San Antonio and El Paso. The Company also announced the opening of two new stores in the Florida cities of Brandon and Daytona Beach. The new stores are expected to open in late summer 1998.


Results of Operations

     The following table set forth certain operating data as a percentage of sales for the periods indicated:

                                                    Thirteen Weeks Ended
                                             May 2, 1997            May 1, 1998
                                             -----------            -----------
Sales                                              100.0%               100.0%
Cost of sales including buying
 and occupancy costs                                76.4                 76.6
                                                 --------               -------
Gross profit                                        23.6                 23.4
Operating expenses                                  20.9                 23.1
                                                 --------               -------
Income from operations                               2.7                  0.3

Interest expense-net                                 4.5                  7.3
                                                 --------               -------
Loss before benefit
 for income taxes                                   (1.8)                (7.0)
Benefit for income taxes                            (0.6)
                                                 --------               -------
Net loss                                            (1.2)%               (7.0)%
                                                 ========               =======

Thirteen Weeks Ended (First Quarter) May 1, 1998 Compared To Thirteen Weeks Ended May 2, 1997

     The Company closed 18 stores effective the beginning of the first quarter of the current year ending the period with 59 stores compared to 85 stores in the prior year.

     Sales for the first quarter were $86.5 million compared with sales of $130.1 million in the first quarter of the prior year. Same store sales (59 stores) for the first fiscal quarter decreased by 12.3%. Same stores sales have been adversely affected by the following:

     1. Poor in-stock inventory levels in the early part of the first quarter, attributable to temporary shipment delays that were resolved by the execution of the First Amendment to the Company's Revolving Credit Agreement;
     2. Planned reduction in advertising compared to the prior year's extraordinary promotional campaign and discounts associated with the JumboSports' name change and new concept roll-out;
     3. Soft sales trends in the footwear categories due to decreased demand for athletic footwear and industry over-supply; and
     4.   Generally soft sales throughout the sporting goods retail segment.

     Gross profit for the first quarter was $20.3 million, or 23.4% of sales, as compared to $30.7 million, or 23.6% of sales, for the first quarter of the prior year. The decrease as a percentage of sales was attributable to a higher shrinkage accrual in the current year, 0.9%, and higher buying and occupancy costs as a percentage of sales, 0.3%, offset by improved merchandise margins, 0.8%. Higher merchandise margins are attributable to the closing of under-performing stores and improvements resulting from better merchandise replenishment and allocation.

     Operating expenses for the first quarter were $20.0 million, or 23.1% of sales, as compared to $27.2 million, or 20.9% of sales, for the first quarter of the prior year. The increase as a percentage of sales was due to the following:

     1. Advertising expense was up 0.4% primarily due to lower co-op advertising participation resulting from planned reductions in advertising expenditures and discontinuation of electronic media;
     2. Inventory Service expense was up 0.2% as a result of increased frequency of physical inventories;
     3. Store payroll expense was lower by 0.8% due to the continued focus on labor management and the implementation of a centralized replenishment and allocation function;
     4. Corporate general and administrative expenses were higher by 1.9% due to the overhead costs associated with implementation of a centralized replenishment and allocation function in the current year, 0.3%, the settlement of an information technology outsourcing agreement, 0.4%, legal fees associated with the AMR litigation, 0.1%, and lower leverage due to sales volume; and
     5. Depreciation was higher by 0.3% due to lower sales volume leverage, 0.1%, and depreciation on asset additions in the prior year for projects relating to information systems upgrades, warehousing and advertising, 0.2%.

     Income from operations in the first quarter was $0.3 million, or 0.3% of sales, as compared to $3.5 million, or 2.7% of sales in the same quarter of the prior year.

     Interest expense for the first quarter was $6.3 million, or 7.3% of sales, as compared to $5.8 million, or 4.5% of sales for the first quarter in the prior year. The increase in interest expense was the result of the following:

     1. The Company's bank credit facility called for borrowings at LIBOR plus 3.0% contributing to an overall 47 basis point increase in average interest rates; and
     2. Average debt increased $7.0 million over the same period of the prior year, although by quarter end, debt levels were $52.4 million below the same period of the prior year.

     The Company did not recognize an income tax benefit in the first quarter but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities. In the prior year, the Company recorded an income tax benefit of $0.8 million with an effective tax rate of approximately 35.7%.

     For the first quarter, the Company posted a net loss of $6.0 million, or 7.0% of sales, as compared to a net loss of $1.5 million, or 1.2% of sales for the same quarter of the prior year.


Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs, and to retire indebtedness. The Company's working capital needs have been funded through the combination of external financing, internally generated funds and credit terms from vendors. The Company's working capital needs peak in the fourth quarter.

     Operating activities provided cash of $27.1 million for the thirteen weeks of fiscal 1998 as compared to cash used of $4.0 million for the same period of fiscal 1997. The improvement was attributable to lower inventory levels resulting from the inventory liquidation of 18 closing stores, average same store inventory reductions of $10,000 from year end and $275,000 from the same period of the prior year and increased vendor credit support.

     Net cash of $61.2 million was provided by investing activities for the first thirteen weeks of fiscal 1998 compared to net cash used in investing activities during the first thirteen weeks of fiscal 1997 of $3.9 million. In the current year, cash was provided through the completion of real estate transactions on 23 properties. In the prior year, the cash usage was related to new store signage for the name change to JumboSports.

     Cash flows from financing activities used $88.3 million for the first thirteen weeks of fiscal 1998 compared to cash provided of $5.6 million for the first thirteen weeks of fiscal 1997. In fiscal 1998, proceeds from the real estate transactions and from cash provided by operating activities were used to reduce bank and mortgage debt.

     As of May 1, 1998, the Company had $2.8 million of long-term capital lease obligations, $68.7 million of long-term mortgage obligations, $74.8 million of 4 1/4% Convertible Subordinated Notes, and $102.2 million of borrowings under its revolving credit facility. The revolving credit facility, reduced to $114.7 million in total commitment, matures May 1999 and contains customary events of default and a number of customary covenants, including restrictions on liens and sales of assets, prohibitions on dividends and certain changes in control, and a maintenance of two financial ratios. As of May 1, 1998, the Company was in compliance with all bank covenants.

     The revolving credit facility limits the amount of capital expenditures to $7.7 million for fiscal 1998. The Company has spent $1.0 million through thirteen weeks.

     Management believes its current cash position together with amounts available under its revolving credit facility, certain leasing commitments and net cash provided by operating activities will be sufficient to fund anticipated capital expenditures and working capital requirements for the upcoming twelve month period.


Seasonality and Inflation

     The Company's business is seasonal in nature, with its highest sales and operating profitability historically occurring during the fourth fiscal quarter, which includes the Christmas selling season. During the fourth quarter of the prior year, the Company recorded 26.7% of its sales and 31.7% of its income from operations for the Company's 59 operating stores, prior to the non-recurring charges taken in the third and fourth quarters of fiscal 1997. In the future, the number and timing of the opening of new stores may impact this historical trend.

     The Company does not believe that inflation had a material effect on its results from operations for the first thirteen weeks of fiscal 1998 or fiscal 1997. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

                                JUMBOSPORTS INC.

                           PART II - OTHER INFORMATION
------------------------------------------------------------------------------


Item 1.   Legal Proceedings.

          In October 1997, the Company announced that it was terminating its relationship with AMR Services Corporation ("AMR Services") for the operation of the Company's warehouse facility in Nashville, Tennessee. On October 10, 1997, the Company instituted litigation against AMR Services in the United States District Court, Middle District of Florida, seeking damages, a declaratory judgment, and injunctive relief for fraud in the inducement and breach of an agreement to provide third-party logistic services at the warehouse facility. In its complaint, the Company alleges that AMR Services misrepresented its experience in the warehouse management industry and mismanaged the Nashville facility. The Company is preliminarily seeking damages from AMR Services in excess of $27 million. At the current time, very little discovery has been completed and an evaluation of the likelihood of success in the litigation cannot be made. AMR has filed a counterclaim in this action seeking damages in excess of six million dollars for breach of contract and negligent misrepresentation.

          On October 11, 1997, AMR Services instituted litigation in Tennessee state court alleging breach of contract arising from the Company's termination of the third-party logistics agreement. In this action, AMR Services has also sought possession of certain records and computer data which were generated at the warehouse facility. This case has been removed to the United States District Court, Middle District of Tennessee. AMR Services is seeking damages of approximately $1,686,000. The parties recently filed a joint stipulation which would result in the dismissal of this action and pursuit of all claims in the Middle District of Florida action. All damages previously sought in this action are now included in the six million dollar claim in the Florida lawsuit.

Item 2.   Changes in Securities.

                  None

Item 3.   Defaults Upon Senior Securities.

                  None

Item 4.   Submission of Matters to a Vote of the Security-Holders.

                  None

Item 5.   Other Information.

          Effective, April 28, 1998, Mr. Steven A. Raymund, a Director of the Company since March 1993, resigned as a Director.

Item 6.   Exhibits and Reports on Form 8-K.

          1)   Exhibits.

               Exhibit 10 - Second Amendment Agreement to the Amended
                            and Restated Revolving Credit Agreement
               Exhibit 27 - Financial Data Schedule

          2)   Reports on Form 8-K.

               On or about February 10, 1998, the Company filed with the Commission a current report on Form 8-K (including the exhibit thereto) dated January 30, 1998 relating to the Company entering into an Amended Credit Agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          JumboSports Inc.
                                          (Registrant)




             06/11/98                      /S/ Jack E. Bush
             Date                          Chairman of the Board, Chief
                                           Executive Officer and President







             06/11/98                      /S/ Raymond P. Springer
             Date                          Executive Vice President and
                                           Chief Financial Officer