Form 10-Q
period 1998-07-31
JUMBOSPORTS INC
filed 1998-09-14
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       July 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,405,255 as of August 26, 1998.

                                JumboSports Inc.
                               Index to Form 10-Q
                                  July 31, 1998

                                                                   Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Stockholders' Equity        5

                  Consolidated Statements of Cash Flows                  6

                  Notes to the Consolidated Financial Statements         7

         Item 2 - Management's Discussion and Analysis                   8-14

Part II - Other Information                                              15-16

Signatures                                                               17

JUMBOSPORTS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                                 January 30,          July 31,
                                                    1998                1998
                                                                      Unaudited
                                                 ----------          ----------
ASSETS
 Current assets:
  Cash and cash equivalents                      $      345          $   2,172
    Accounts receivable, net                          4,654              4,028
    Inventories                                     185,047            136,330
    Property under contract for sale                 78,801             22,826
    Prepaid expenses and other assets                 3,819              5,054
    Income tax receivable                             1,556              1,421
                                                  ---------          ---------
       Total current assets                         274,222            171,831
                                                  ---------          ---------
    Property held for sale                           28,712             10,678
    Property and equipment, net                     145,747            150,913
    Other assets:
      Cost in excess of fair value
       of net assets acquired, net                   10,803             10,633
      Other                                           7,065             10,438
                                                  ---------          ---------
       Total other assets                            17,868             21,071
                                                  ---------          ---------
     Total assets                                  $466,549           $354,493
                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt              $    1,008          $   5,973
  Accounts payable                                   26,443             39,807
  Accrued expenses                                   13,717             13,797
  Accrued non-recurring
   and closed store charges                          32,984             15,214
  Other                                               4,101              3,087
                                                  ---------          ---------
       Total current liabilities                     78,253             77,878

  Deferred rent and other long-term liabilities       4,241              3,740
  Revolving credit agreement                        174,037             78,885
  Credit facility term loan                                             25,569
  Long-term debt less current maturities             86,770             70,437
  Convertible subordinated notes                     74,750             74,750
                                                  ---------          ---------
     Total liabilities                              418,051            331,259
                                                  ---------          ---------

  Stockholders' equity:
   Common  stock,  $.01  par  value,
    100,000,000  shares  authorized,
    20,386,155 and 20,405,255 shares issued
    and outstanding, respectively                       204                204
   Additional paid-in capital                       149,809            149,830
   Accumulated earnings (deficit)                  (101,515)          (126,800)
                                                  ---------          ---------
     Total stockholders' equity                      48,498             23,234
                                                  ---------          ----------
 Total liabilities and stockholders' equity        $466,549            354,493
                                                  =========          =========



See Notes to Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                                 Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                August 1,      July 31,         August 1,        July 31,
                                                  1997          1998              1997            1998
                                               ---------      ---------        ---------       ---------
Sales                                          $ 136,225      $  86,837        $ 266,359       $ 173,381
Cost of sales including
   buying & occupancy costs                      102,671         66,913          202,151         133,197
                                               ---------      ---------        ---------       ---------
Gross Profit                                      33,554         19,924           64,208          40,184
Selling, general and
 administrative expenses                          30,546         18,931           57,724          38,909
Loss on disposition of assets
 and closed store expenses                                       15,200                           15,200
                                               ---------      ---------        ---------       ---------
Income (loss) from operations                      3,008        (14,207)           6,484         (13,925)
Interest expense                                   5,939          5,041           11,754          11,360
                                               ---------      ---------        ---------       ----------
Loss before benefit for income taxes              (2,931)       (19,248)          (5,270)        (25,285)
Benefit for income taxes                          (1,052)                         (1,886)
                                               ---------      ---------        ---------       ----------
Net loss                                       $  (1,879)     $ (19,248)       $  (3,384)      $ (25,285)
                                               ==========     =========        =========       ==========
Basic and dilutive earnings per common share   $   (0.09)     $   (0.94)       $   (0.17)      $   (1.24)

Weighted average shares outstanding               20,360         20,399           20,353          20,395

Stores closed during period                            0              2                0              20

Store open at end of period                           85             57               85              57


See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 1997 AND JULY 31, 1998
(IN THOUSANDS)
(UNAUDITED)

                                                   Additional   Accumulated
                                                    Paid in      Earnings
                              Shares   Par Value    Capital     (Deficit)    Total
                              ------   ---------    ---------   -----------  --------
Balance, January 31, 1997     20,339   $     203    $149,639    $   9,782    $159,624
Issuance of common stock          25           1         135                      136
Net loss                                                           (3,384)     (3,384)
                              ------   ---------    ---------   -----------  --------
Balance August 1, 1997        20,364   $     204    $149,774    $   6,398    $156,376
                              ======   =========    =========   ===========  ========

Balance, January 30, 1998     20,386   $     204    $149,809    $(101,515)   $ 48,498
Issuance of common stock          19                      21                       21
Net loss                                                          (25,285)    (25,285)
                              ------   ---------    ---------   -----------  --------
Balance July 31, 1998         20,405   $     204    $149,830    $(126,800)   $ 23,234
                              ======   =========    =========   ===========  ========






See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                     Twenty-Six Weeks Ended
                                               August 1, 1997    July  31, 1998
                                               --------------    --------------
Cash flows from operating activities:
Net loss                                            $ (3,384)         $(25,285)
Adjustments to reconcile net income
 to cash used in operating activities:
   Depreciation                                        4,460             3,269
   Loss (gain) on asset sales and closed
     store expenses                                       11            15,200
   Goodwill amortization                                 171               171
   Deferred loan cost amortization
     & other amortization                                864               249
   Increase in deferred tax asset                     (2,530)
   Decrease (increase) in accounts receivable         (4,855)              627
   Decrease in income tax receivable                  11,362               135
   Decrease (increase) in inventories                (76,520)           48,718
   Decrease (increase) in prepaid expenses             1,458            (1,146)
   Decrease (increase) in other assets                    83            (1,592)
   Increase in accounts payable                       20,245            13,363
   Increase (decrease) in accrued expenses            (1,002)               81
   Increase (decrease) in other current liabilities   (1,562)          (29,608)
   Decrease in deferred rent                            (340)             (589)
                                                    ---------         ---------
   Net cash provided by (used in)
     operating activities                            (51,539)           23,593
                                                    ---------         ---------

Cash flow from investing activities:
   Capital expenditures                               (7,782)           (3,414)
   Net collections under note receivable                 132
   Cash proceeds from sale of property                 1,474            64,589
                                                    ---------         ---------
   Net cash provided by (used in)
     investing activities                             (6,176)           61,175
                                                    ---------         ---------

Cash flows from financing activities:
   Proceeds from sale of common stock-net                136                21
   Net borrowings under term loan and
     revolving credit agreements                      20,003               378
   Net repayments under
     revolving credit agreements                        (444)          (64,847)
   Proceeds from mortgage financing                   37,000
   Repayments of long term debt                          (74)          (16,482)
   Loan costs                                         (2,730)           (2,011)
                                                    --------          ---------
   Net cash provided by (used in)
     financing activities                             53,891           (82,941)
                                                    --------          ---------

Net increase (decrease) in cash and
     cash equivalents                                 (3,824)            1,827
                                                    --------          ---------
Cash, beginning of period                              4,944               345
                                                    --------          ---------
Cash, end of period                                 $  1,120          $  2,172
                                                    ========          =========

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

     On October 11, 1997, AMR Services instituted litigation in Tennessee state court alleging breach of contract arising from the Company's termination of the third-party logistics agreement. In this action, AMR Services has also sought possession of certain records and computer data which were generated at the warehouse facility. This case has been removed to the United States District Court, Middle District of Tennessee. AMR Services is seeking damages of approximately $1,686,000. This action has been dismissed by stipulation of the parties and all claims are now being pursued in the Middle District of Florida action. All damages previously sought in this action are now included in the six million dollar claim in the Florida lawsuit.

     The parties are currently participating in non-binding arbitration according to the local rules of The United States District Court for The Middle District of Florida. The arbitrators have not yet rendered a decision. This case is currently in its discovery phase.

(3)  Subsequent Events

     In August 1998, the Company opened two new stores in the Florida cities of Brandon and Daytona Beach.

(4)  Other Events

     On May 7, 1998 the Company announced the closing of two under-performing stores located in the Texas cities of San Antonio and El Paso, and closed the stores in the second quarter.

     On July 24, 1998, the Company completed a $150 million, five-year senior secured credit facility with Foothill Capital Corporation, as agent, and Congress Financial Corporation, as co-agent. The new credit facility provided funds to pay-off the previous facility financed by NationsBank and Barnett Bank and to support the currently anticipated working capital needs of the Company.

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

     Management's discussion and analysis of financial condition and results of operations for the second quarter of fiscal 1998 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed April 24, 1998 for the fiscal year ended January 30, 1998.

     On February 17, 1998, the Company repriced all options outstanding at January 30, 1998 for active employees to an exercise price $1.8125, the market closing price on that date. The number of options impacted was 876,221 with previously market value grant prices ranging from $3.44 to $26.08.

     The Company closed two under-performing stores located in the Texas cities of San Antonio and El Paso during the second quarter. The Company also announced the opening of two new stores in the Florida cities of Brandon and Daytona Beach. The new stores were opened in August 1998.

     On July 24, 1998, the Company entered into a new $150 million senior secured credit facility with Foothill Capital, as agent, and Congress financial, as co-agent.


Results of Operations

     The following table set forth certain operating data as a percentage of sales for the periods indicated:

                                     Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                     August 1,  July 31,         August 1,      July 31,
                                       1997      1998              1997          1998
                                     --------   --------         ---------      ---------
Sales                                 100.0%      100.0%          100.0%         100.0%
Cost of sales including buying
 and occupancy costs                   75.4        77.1            75.9           76.8
                                     --------   --------         ---------      ---------
Gross profit                           24.6        22.9            24.1           23.2
Selling, general and
 administrative expenses               22.4        21.8            21.7           22.4
Loss on disposition of assets
 and closed store expenses                         17.5                            8.8
                                     --------   --------         ---------      ---------
Income (loss) from operations           2.2       (16.4)            2.4           (8.0)

Interest expense-net                    4.4         5.8             4.4            6.6
                                     --------   --------         ---------      ----------
Loss before benefit
 for income taxes                      (2.2)      (22.2)           (2.0)         (14.6)
Benefit for income taxes               (0.8)                       (0.7)
                                     --------   --------         ---------      ----------
Net loss                               (1.4)%     (22.2)%          (1.3)%        (14.6)%
                                     ========   ========         =========      ==========

     In the second fiscal quarter of 1998, the Company recorded a $15.2 million charge for the loss on disposition of assets and closed store expenses. The components are as follows (in millions):

Loss on disposition of assets and closed store expenses:
  Loss on disposition of real estate                             $ 8.6
  Loss on disposals of closed store fixtures and equipment         2.9
  Closed store expenses                                            3.7
                                                                 -----
                                                                 $15.2
                                                                 =====

     The $8.6 million charge loss on disposition of real estate represents the loss on sale of 16 properties composed of closed stores and excess parcels. The $2.9 million loss on disposal of closed store fixtures relates to the excess loss on the disposition of the 28 stores closed since 1997. Both the loss on real estate and loss on closed store fixtures did not result in cash payments.

     The $3.7 million charge for closed store expenses relates primarily to the loss on inventory and expenses for two stores which closed during the second quarter of 1998, located in the Texas cities of San Antonio and El Paso. The balance relates to additional charges for prior closed store lease and severance reserves. These charges may result in future cash payments.

     In fiscal 1996 and 1997 the Company recorded one-time and non-recurring charges in the amount of $55.0 million and $94.3 million respectively. With the charges taken in 1996, 1997 and 1998, reserve accounts were created and the following represents balances from January 30, 1998 through July 31, 1998.

                                   1/30/98                                        7/31/98
                                   Ending      Reserve                            Ending
Reserve Descriptions               Balance     Additions   Reductions Reclasses   Balance
--------------------               ---------   ---------   ---------  ----------  ---------
Markdown of slow moving and
  excess inventory                 $ 1,828.5   $           $ 1,828.5
Write-down for inventory
  liquidation of closing stores     10,189.5     1,465.0    11,654.5
Expenses attributable to
  closing stores                     6,687.7       935.0     6,263.8                1,358.9
Closing store equipment reserve      5,011.5     2,886.4     7,077.9                  820.0
Closed store leases                  4,032.6       850.1     1,219.1                3,663.6
Other charges - severance and
  outdated communications
  technology                         3,781.5       487.3     2,808.8                1,460.0
Disposition and impairment of
  under-performing assets            1,452.7     8,576.2     2,117.5                7,911.4
                                   ---------   ---------   ---------              ---------
      Reserve totals               $32,984.0   $15,200.0   $32,970.1              $15,213.9
                                   =========   =========   =========              =========

     Of the reserve reductions taken in fiscal 1998, $10.3 million resulted in cash payments, while $22.7 million were non-cash charges.

     Management believes that improved in-stock conditions along with a better assortment and presentation of softlines merchandise are the key components to improving sales. In January 1997, the Company began forming a centralized replenishment and allocation department. It is expected that this group will provide better managed inventories which will improve sales, control inventory investment, minimize markdowns and reduce store labor expenses. Each store will be re-merchandised in the apparel areas by the fourth quarter of fiscal 1998; this re-merchandising is designed to provide better product identification as well as make it easier for the customer to shop.

     With better sales and inventory management, markdowns are expected to be lower with improved gross margins. Additionally, the Company has instituted a program to manage inventory shrinkage to acceptable levels. By the second quarter of fiscal 1997, 43 stores were fitted with electronic article surveillance equipment and closed circuit television. Each store will retrain on proper receiving techniques. Accounting procedures and controls will be strengthened. A sample of stores from each district will conduct periodic physical inventory counts to monitor progress. Shrinkage awareness will be improved throughout the Company.

Management believes that with implementation of a "labor scheduling" model and enhanced policies and procedures, the Company has begun a change in organization culture to continue focus on improving operating results.



Thirteen Weeks Ended (Second Quarter) July 31, 1998 Compared To Thirteen Weeks Ended August 1, 1997

     The Company closed two (2) stores in its second quarter of the current year ending the quarter with 57 stores this year compared to 85 stores in the prior year.

     Sales for the second quarter decreased 36.3% to $86.8 million compared with sales of $136.2 million in the second quarter of the prior year. Same store sales for the second fiscal quarter decreased by 14.2%. Sales have been adversely affected by the following:

     1. Planned reduction in advertising compared to the prior year's extraordinary promotional campaign associated with the JumboSports' name change and new pricing format;
     2. Soft sales trends in the footwear categories due to decreased demand for athletic footwear and industry over-supply;
     3. Poor sales trends in women's and licensed apparel and in the golf and tennis categories;
     4.   Generally soft sales throughout the sporting goods retail segment; and
     5.   Unsatisfactory, but improving in-stock inventory levels.

     Gross profit for the second quarter was $19.9 million, or 22.9% of sales, as compared to $33.6 million, or 24.6% of sales, for the second quarter of the prior year. The decrease as a percentage of sales was attributable to higher buying and occupancy costs as a percentage of sales, 0.2%, lower cash discounts, 1.2%, lower capitalized inventory costs, 1.1%, offset by improved merchandise margins, 0.8%. Merchandise margin improvements are attributable to the closing of under-performing stores and better merchandise replenishment and allocation.

     Selling, general and administrative expenses for the second quarter were $18.9 million, or 21.8% of sales, as compared to $30.5 million, or 22.4% of sales, for the second quarter of the prior year. The decrease as a percentage of sales was due to the following:

     1. Advertising expense was down 1.2% due to the planned reductions in advertising expenditures and discontinuation of electronic media; and
     2. Store payroll expense was lower 1.8% due to the continued focus on labor management, the implementation of a centralized replenishment and allocation function, .30% of sales. In the second quarter of last year, the Company encountered excess labor expenses due to implementation problems with both the new merchandising system and the new distribution center estimated at 0.4% of sales.

     slightly offset by:

     1. Higher corporate general and administrative expenses, 0.8% due to the implementation of a centralized replenishment and allocation function in the current year, 0.4%, legal fees associated with the AMR litigation 0.2%, and lower leverage due to sales volume;
     2. Higher store operating expense, 0.5%, due to lower sales volume leverage;
     3.   A store property condemnation settlement in the prior year, 0.7%; and
     4. Higher depreciation, 0.4%, due to lower sales volume leverage and depreciation on asset additions in the past 12 months for projects relating to information systems upgrades, warehousing and advertising.

     The Company recorded a loss on the disposition of property and closed store expenses of $15.2 million or 17.5% of sales. The loss on real estate disposition, $8.6 million, relates to the sale of 16 properties composed of closed stores and excess parcels. Disposals of closed stores' fixtures and equipment was $2.9 million. Charges related to closed stores, $3.7 million, represent future lease obligations and future expenses to be incurred at the non-operating locations until disposition.

     Loss from operations in the second quarter was $14.2 million, or 16.4% of sales, as compared to income from operations of $3.0 million, or 2.2% of sales in the same quarter of the prior year.

     Interest expense for the second quarter was $5.0 million, or 5.8% of sales, as compared to $5.9 million, or 4.4% of sales for the second quarter in the prior year. The decrease in interest expense was the result of an average debt level lower than the prior year by $52.2 million, slightly offset by higher interest rates.

     The Company did not recognize an income tax benefit in the second quarter but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities. In the second quarter of the prior year, the Company recorded an income tax benefit of $1.1 million with an effective tax rate of approximately 35.9%.

     For the second quarter, the Company posted a net loss of $19.2 million, or 22.2% of sales, as compared to a net loss of $1.9 million, or 1.4% of sales for the same quarter of the prior year. The net loss in the second quarter was primarily attributable to the $15.2 million loss on the disposition on property and closed store expenses.


Twenty-six Weeks (First-Half) Ended July 31, 1998 Compared to Twenty-six Weeks Ended August 1, 1997

     In the First-Half of fiscal 1998, the Company closed twenty(20) stores, ending the period with 57 stores compared to 85 stores in the prior year.

     Sales for the first twenty-six weeks decreased 34.9% to $173.4 million compared with sales of $266.4 million in the comparable period of the prior year. Same store sales for this twenty-six week period declined 13.2%. Sales have been adversely impacted by the following:

     1. Poor in-stock inventory levels in the early part of the first quarter attributed to temporary shipment delays that were resolved with the execution of Amendments to the Company's prior Revolving Credit Agreement;
     2. Planned reduction in advertising compared to the prior year's extraordinary promotional campaign associated with the JumboSports' name change and new pricing format;
     3. Soft sales trends in the footwear categories due to decreased demand for athletic footwear and industry over-supply;
     4. Poor sales trends in women's and licensed apparel and in the golf and tennis categories;
     5.   Generally soft sales throughout the sporting goods retail segment.

     Gross profit for the twenty-six week period of the current year was $40.2 million, or 23.2% of sales, compared to $64.2 million, or 24.1% of sales for the prior year. The decrease as a percentage of sales was attributable to a higher shrinkage accrual in the current year, 0.4%, higher buying and occupancy costs as a percentage of sales, 0.3%, lower cash discounts, 0.4%, lower capitalized inventory costs, 0.6% offset by improved merchandise margins, 0.8%. Merchandise margin improvements are attributable to the closing of under-performing stores and improvements resulting from better merchandise replenishment and allocation.

     Selling, general and administrative expenses for the twenty-six weeks of the current year were $38.9 million, or 22.4% of sales, as compared to $57.7 million, or 21.7% of sales, for the twenty-six weeks of the prior year. The increase as a percentage of sales was due to the following:

     1. Inventory service was up 0.1% as a result of increased frequency for physical inventories;
     2. Higher corporate general and administrative expenses, 1.6%, due to the implementation of a centralized replenishment and allocation function in the current year, 0.3%, legal fees associated with the AMR litigation, 0.2%, relocation expenses for new management, 0.2%, the settlement of an information technology outsourcing agreement in the prior year, 0.2%, and lower leverage due to reduced sales volume;
     3. Higher store operating expense, 0.4%, due to lower sales volume leverage;
     4.   A store property condemnation settlement in the prior year, 0.3%; and
     5. Depreciation was higher 0.1% due to lower sales volume leverage and depreciation on asset additions in the past 12 months for projects relating to information systems upgrades, warehousing and advertising;

     slightly offset by:

     1. Store payroll expense was lower 1.4% due to the continued focus on labor management, the implementation of a centralized replenishment and allocation function and the closing of under-performing stores. In the second quarter of last year, the Company encountered excess labor expenses due to implementation problems with both the new merchandising system and the new distribution center estimated at 0.2% of sales; and
     2. Advertising expense was down 0.4% due to the planned reductions in advertising expenditures and discontinuation of electronic media.

     In the second quarter of the current year, the Company recorded a loss on the disposition of property and closed store expenses of $15.2 million, or 8.8% of sales. The loss on real estate disposition, $8.6 million, relates to the sale of 16 properties. Disposals of closing stores fixtures and equipment was $2.9 million. Charges related to closed stores, $3.7 million, represent future lease obligations and future expenses to be incurred at the non-operating locations until disposition.

     Loss from operations in the twenty-six weeks of the current year was $13.9 million, or 8.0% of sales, as compared to income from operations of $6.5 million, or 2.4% of sales, in the twenty-six weeks of the prior year.

     Interest expense for the first half of the current year was $11.4 million, or 6.6% of sales, as compared to $11.8 million, or 4.4% of sales, for the comparable period of the prior year. The decrease in interest expense was the result of $22.5 million in lower average debt levels slightly offset by an overall 32 basis point increase in average interest rates. The increase rates were the result of the prior credit facility which called for borrowings at LIBOR plus 3.0% versus LIBOR plus 2.0% in the prior year, and by lower capitalized interest.

     The Company did not recognize an income tax benefit in the first twenty-six weeks but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities. In the same period of the prior year, the Company recorded an income tax benefit of $1.9 million with an effective tax rate of approximately 36.5%.

     In the twenty-six weeks of the current year, the Company posted a net loss of $25.3 million, or 14.6% of sales, as compared to a net loss of $3.4 million, or 1.3% of sales, for the same period of the prior year. The net loss in the current year includes the aforementioned $15.2 million charge for losses on property and closed store expenses.

Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs and to retire indebtedness. The Company's working capital needs have been funded through the combination of external financing, internally generated funds and credit terms from vendors. The Company's working capital needs typically peak in the fourth quarter.

     On July 24, 1998, the Company completed a new $150.0 million, five year senior secured credit facility with Foothill Capital Corporation and Congress Financial Corporation. The new credit facility is expected to provide funds for the currently anticipated working capital needs.

     Operating activities provided cash of $23.6 million for the twenty-six weeks of fiscal 1998 as compared to cash used of $51.5 million for the same period of fiscal 1997. The improvement was attributable to lower inventory levels and to increased vendor credit support, offset slightly by costs attributable to the 20 closed stores. Inventories were reduced as a result of liquidating the inventory of 20 closed stores and to an average reduction of $990,000 on each open store.

     Net cash of $61.2 million was provided by investing activities for the first twenty-six weeks of fiscal 1998 compared to net cash used in investing activities of $6.2 million during the first twenty-six weeks of fiscal 1997. In the current year, cash was provided through the completion of real estate sales on 25 properties. In the prior year, the cash usage was related to the store signage for the name change to JumboSports.

     Cash flows used in financing activities was $82.9 million for the first twenty-six weeks of fiscal 1998 compared to cash provided of $53.9 million for the first twenty-six weeks of fiscal 1997. In fiscal 1998, proceeds from the real estate sales and operating activities were used to reduce bank and mortgage debt. Also, financing costs from the new credit facility were incurred.

     As of July 31,  1998,  the Company had $2.8  million of  long-term  capital lease  obligations,  $68.5  million of  long-term  mortgage  obligations,  $74.8 million of 4 1/4% Convertible Subordinated Notes, and $109.6 million of borrowings under its $150.0 million revolving credit facility. The $150.0 million credit facility matures July 2003 and contains customary events of default and a number of customary covenants, including restrictions on liens and sales of assets, prohibitions on dividends and certain changes in control. The new credit facility has no financial performance covenants.

     The new credit facility limits the amount of capital expenditures to $6.5 million for fiscal 1998. The Company has spent $3.4 million through twenty-six weeks.

     The Company has 14 properties under contract for sale in the amount of $22.8 million. The Company anticipates the sale of these properties to be completed by early in the fourth quarter of fiscal 1998. The Company has an additional 6 properties available for sale, with net anticipated proceeds of $10.7 million.

     Management believes its current cash position together with amounts available under its $150.0 million credit facility, certain leasing commitments, expected proceeds from the sale of real estate and net cash provided by operating activities will be sufficient to fund anticipated capital expenditures and working capital requirements for the upcoming twelve month period.

Year 2000 Compliance

     The Company has developed a plan addressing the possible exposures related to the impact of the Year 2000 on its computer systems and non-information technology systems. In the spring of 1997, the Company replaced all of its application software from IBM, Microsoft and JDA Software Group (JDA). With the implementation of one application programming update from JDA, JumboSports believes it will be totally Year 2000 compliant in key financial, information and operating systems. The application of the JDA update will require thorough testing of every application at JumboSports. The Company is in the process of reviewing all non-information technology systems for Year 2000 compliance. At this point the Company does not believe there will be any material impact on operations. The Company expects to complete the Year 2000 compliance testing in the second half of fiscal 1998. Risks for the Company regarding the Year 2000 issue, relate to its vendor compliance. Should a majority of the Company's major vendors have difficulties associated with the Year 2000 issue, the Company could experience a material adverse financial impact. The Company currently does not have a contingency plan for the most likely worst case scenario. The Company is considering the creation of a plan, which if necessary, would be in place by the second half of 1999. The financial impact of making required information systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.


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

     The Company does not believe that inflation had a material effect on its results from operations for the first twenty-six weeks of fiscal 1998 or fiscal 1997. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

          On October 11, 1997, AMR Services instituted litigation in Tennessee state court alleging breach of contract arising from the Company's termination of the third-party logistics agreement. In this action, AMR Services has also sought possession of certain records and computer data which were generated at the warehouse facility. This case has been removed to the United States District Court, Middle District of Tennessee. AMR Services is seeking damages of approximately $1,686,000. This action has been dismissed by stipulation of the parties and all claims are now being pursued in the Middle District of Florida action. All damages previously sought in this action are now included in the six million dollar claim in the Florida lawsuit.

          The parties are currently participating in non-binding arbitration according to the local rules of The United States District Court for The Middle District of Florida. The arbitrators have not yet rendered a decision. This case is currently in its discovery phase.


Item 2.  Changes in Securities.

                  None


Item 3.  Defaults Upon Senior Securities.

                  None


Item 4.  Submission of Matters to a Vote of the Security-Holders.

          a.   Annual Meeting of Shareholders held June 18, 1998.

          b.   The following directors were elected to office at that meeting:
                                           For              Withheld
               Jack E. Bush            16,959,044          1,385,654
               Ronald L. Vaughn        16,959,719          1,384,304

          c.   There were no other matters voted on at the Annual Meeting.

Item 5.  Other Information.

          On February 17, 1998, the Company repriced all options outstanding at January 30, 1998 for active employees to an exercise price $1.8125, the market closing price on that date. The number of options this impacted was 876,221 with previously market value grant prices ranging from $3.44 to $26.08.


Item 6.  Exhibits and Reports on Form 8-K.

          1) Exhibits.

               Exhibit 27 - Financial Data Schedule


          2) Reports on Form 8-K.

               On or about August 27, 1998, the Company filed with the Commission a current report on Form 8-K (including the exhibit thereto) dated July 31, 1998 relating to the Company entering into a Loan and Security Agreement with Foothill Capital Corporation and Congress Financial Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JumboSports Inc.
                                  (Registrant)




09/xx/98                        /S/ Jack E. Bush
Date                            Chairman of the Board, Chief
                                Executive Officer and President


09/xx/98                        /S/ Raymond P. Springer
Date                            Executive Vice President and
                                Chief Financial Officer


09/xx/98                        /S/ Jerome A. Kollar
Date                            Chief Accounting Officer