Form 10-K/A
period 1998-01-30
JUMBOSPORTS INC
filed 1998-11-16
CIK 890093

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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
                                                                       ======

     The markdown of excess inventory of $17.9 million was taken to correctly state the value of merchandise at the lower of cost or market. The primary cause for this charge was due to problems experienced in athletic footwear and apparel; both categories were impacted by distribution problems, overly aggressive purchasing and soft sales. The Company took physical inventories in each of its stores at year-end. Throughout the year, management had estimated shrinkage at 2.2% of sales. This estimate was based on the prior year's actual shrinkage of 2.8% and the industry average of 1.5%. The year-end physical inventories resulted in a total shrinkage of 4.0% or approximately 1.8% above the accrual. The additional shrinkage is believed to be primarily attributable to implementation issues in connection with the new merchandising systems and problems encountered with the new distribution facility. In February 1997, the Company changed the inventory distribution method and inventory systems. The Company transitioned the majority of merchandise flow from direct delivery to stores, to a third party managed cross dock facility. The initial start-up of the cross dock facility caused significant product delays. Because of these delays, the Company experienced lost inventory, poor sales and overstocks, resulting in higher shrinkage and increased markdowns to alleviate seasonal and fashion oriented inventory levels. In October 1997, the Company terminated its relationship with the third-party distribution manager and returned to a merchandise flow direct to the Company's stores. By fiscal year end, inventory levels returned to normal, and the Company expects gross margins to return to historical levels in 1998. The Company installed new financial and inventory systems from JDA Software Group (JDA). The systems were installed to enhance inventory control information and support the existing and future corporate infrastructure. As with any new system, conversion issues arose, but the issues were timely corrected. The new systems gave the Company real-time information to manage and control inventory levels. Many of the aforementioned causes have been addressed and management is focused on reducing and controlling shrinkage during fiscal 1998. Additionally, the Company will be taking physical inventories throughout the year to better estimate the proper shrinkage accrual. The Company recorded the inventory write-down of $17.6 million for store closings inventory liquidation based on the net realizable value of liquidating inventory at 26 stores anticipated to close from January 1998 through May 1998. The establishment of the aforementioned reserves did not result in additional cash payments in fiscal 1997.

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


     The Company took a charge of $1.0 million for the acceleration of depreciation of the closing store properties. The Company also accelerated the write-off of deferred debt costs in connection with the renegotiation of the Company's credit facility in the amount of $5.3 million. The deferred debt costs were loan fees and legal costs associated with the Company's former $185.0 million revolving credit facility which was revised on January 30, 1998, and subsequently refinanced. The write-off of deferred debt costs were for cash payments of $3.0 million in fiscal 1997, $1.0 million in non-cash payments and an additional $1.3 million for cash payments to be made in future periods.

     The following represents reserve accounts created for the $55 million in charges recorded in 1996 and the $94 million in charges recorded in 1997 (in thousands):

                                                                       1/31/97                                        1/30/98
                               Initial                                 Ending    Reserve                               Ending
Reserve Description           Addition       Reductions    Reclasses   Balance  Addition    Reductions    Reclasses   Balance
-------------------           --------       ----------    ---------   -------  --------    ----------    ---------   --------
Markdown of slow moving
 and excess inventory                                                           17,928.5      16,100.0                 1,828.5
Write-down for inventory
 liquidation of closing stores                                                  17,538.2       7,348.7                10,189.5
Expenses attributable to
 closing stores                                                                  6,687.7                               6,687.7
Closing store equipment
 reserve                                                                         5,011.5                               5,011.5
Closed store leases                                                              4,221.5        188.9                  4,032.6
Other charges - severance &
 outdated communications
 technology                    1,800.0           841.7                  958.3    3,543.6        720.4                  3,781.5
Disposition and impairment of
 under-performing assets       9,228.7         2,253.7                6,975.0                 5,522.3                  1,452.7

   Reserve Totals             11,028.7         3,095.4                7,933.3   54,931.0     29,880.3                 32,984.0

         In the second quarter of fiscal 1996 the Company recorded one-time charges of $55.0 million. The components are as follows (in millions):

         Cost of Sales:
             Inventory write-down for shrink
                  and obsolete and slow moving merchandise            $32.4
                                                                      -----
         Non-recurring and other charges:
             Disposition of and impairment of
                 underperforming assets                                11.4
             Charges for certain loss contingencies                     3.0
             Other charges                                              8.2
                                                                      -----
                                                                       22.6
                                                                      -----
         Total                                                        $55.0
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

     The Company has reviewed its merchandising strategy and promotional program to improve its allocation system, assortment planning, in-store presentation, clearance policies and advertising abilities. Strong emphasis on formalized training programs and on customer service are also areas the Company believes will enhance operating performance. The closing of 26 stores and liquidation of assets in connection therewith is expected to result in better operating efficiencies, reduced debt levels and lower interest expense. Management believes that improved in-stock conditions along with a better assortment and presentation of softlines merchandise are the key components to improving sales. In January, the Company began forming a centralized replenishment and allocation department. Expectations are that the replenishment and allocation department will provide better managed inventories which will improve sales, control inventory investment, minimize markdowns and reduce store labor expenses. Each store will be re-merchandised in the apparel areas by the fourth quarter of fiscal 1998; this re-merchandising is designed to provide better product identification as well as to make it easier for the customer's shopping experience.

     With better sales and inventory management, markdowns are expected to be lower with improved gross margins. Additionally, the Company has instituted a program to manage inventory shrinkage to acceptable levels. By the second quarter of fiscal 1998, forty-three stores will have installed electronic article surveillance equipment and closed circuit television. Each store will retrain on proper receiving techniques. Accounting procedures and controls will be strengthened. A sample of stores from each district will conduct periodic physical inventory counts to monitor progress. Shrinkage awareness will be improved throughout the Company.

     Management believes that with the implementation of the "labor scheduling" model and enhanced policies and procedures, the Company has begun a change in organization culture to continue focus on improving operating results.

     The closing of 26 stores and the liquidation of assets in connection therewith is expected to result in better operating efficiencies, reduced debt levels and lower interest expense. The store closings are expected to have a positive impact on cash flows as the assets are liquidated.


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

     In 1997, the Company began actively marketing real estate for stores scheduled to close, undesirable retail sites and surplus property. During fiscal 1997, the Company completed the sale of seven properties totaling $5.1 million. These proceeds were used to reduce bank debt. At 1997 year end, the Company had 41 properties, $107.5 million, available for sale of which 25 properties, $78.8 million, were under contract or letter of intent to be sold. The proceeds from the sale of these properties will be used to reduce the revolving credit facility and mortgage debt, lowering future interest expense and debt service.

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

     The inventory liquidation of eight stores in 1997 and 18 stores in 1998 in conjunction with the sale of surplus and closed store real estate will provide substantial cash funds for the repayment of debt. The repayment of debt from the inventory liquidation and real estate sales will materially reduce the Company's interest expense in future periods. The Company's credit facility has provisions permitting the Company to complete the aforementioned transactions and remain in compliance with the facility's covenants.

     The Company's total anticipated capital expenditures are expected to be less than $7.7 million for fiscal 1998 (including amounts for new store expansion, improvements in existing stores and other capital expenditures).
Management believes that its current cash position together with amounts available under its $180 million revolving credit facility, certain leasing commitments net cash provided through the inventory liquidation at the Company's closing stores, net cash provided through real estate sales and net cash provided by operating activities will be sufficient to fund anticipated capital expenditures and working capital requirements for the upcoming year.

     YEAR 2000 COMPLIANCE

     The Company has developed a plan addressing the possible exposures related to the impact of the Year 2000 on its computer systems and non-information technology systems. In the spring of 1997, the Company replaced all of its application software from IBM, Microsoft and JDA Software Group (JDA). With the implementation of one application programming update from JDA, JumboSports believes it will complete its Year 2000 compliance in key financial, information and operating systems. The application of the JDA update will require thorough testing of every application at JumboSports. The Company is in the process of reviewing all non-information technology systems for Year 2000 compliance. At this point the Company does not believe there will be any material impact on operations. The Company expects to complete the Year 2000 compliance testing in the second half of fiscal 1998. Risks for the Company regarding the Year 2000 issue relate to compliance by its vendors. Should a majority of the Company's major vendors have difficulties associated with the Year 2000 issue, the Company could experience a material adverse financial impact. The Company currently does not have a contingency plan in the event its vendors' systems do not function in the Year 2000. The Company is considering the creation of a plan, which if necessary, would be in place by the second half of 1999. The financial impact of making required information systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

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

     (3)  EXHIBITS - SEE EXHIBIT  INDEX ON PAGE 17.

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

              Financial Statements - see index on page 15. Financial Statement Schedules - see index on page 15.
3.1           Articles of Incorporation of JumboSports Inc.

3.2 Bylaws of JumboSports Inc. - Incorporated by reference to the exhibits included in the Company's Annual Report on Form 10K/A filed on March 12, 1998.

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


     Although the Company adopted SFAS 121 in fiscal 1996, the Company did not realize an impairment of long-lived assets until the second quarter of fiscal 1996 because of the corporate philosophy change from rapid expansion and growth to individual store profitability and contribution measurements. The change in philosophy came about due to the management change during February 1996. New management changed the focus concentrating on building infrastructure in order to support successful and profitable store expansion. To accomplish this, third party consulting groups were retained to build a real estate site selection model projecting revenues based on the Company's customer base and demographics for the existing and future store sites. With the developed model's information, the Company used the revenue projections to determine if the potential future sites under development at the time, would meet the Company's minimum return on investment. This allowed the Company to segregate the assets to be held and used, and to be disposed of. The analysis completed during the second fiscal quarter of 1996 showed that the impairment was for sites that were not opened and charges pertaining to SFAS 121 were recognized accordingly. The Company has completed the analysis on a periodic basis, and has made determinations to close stores and impair the assets relating to those stores, as evidenced in fiscal 1997.

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

         As of January 30, 1998, the Company was in compliance with its credit facility covenants.

NOTE 4 - LONG-TERM DEBT

                                                                                JANUARY 31,        JANUARY 30,
                                                                                    1997              1998
                                                                                -----------       -----------
     Obligations under real estate capital leases for two store facilities with interest imputed at approximately 13.06% and 13.20% per annum. The agreements require monthly payments of $31 including interest through
       September 2011.                                                               $2,748          $2,772

     Obligations under equipment capital leases with interest imputed at rates ranging from 8.4% to 14% per annum. The agreements require aggregate monthly payments of approximately $40 including interest through
       March 1997                                                                        80

     Mortgage obligations for thirty-seven store facilities with interest ranging from 8.30% to 8.99% per annum.  The agreements require monthly payments of $701 including interest with various dates of maturity from
       November 2007 through November 2009                                            12,937          85,006
                                                                                    -------         -------
     Total debt                                                                      15,765          87,778
       Less current maturities                                                          185           1,008
                                                                                    -------         -------
     Total long-term debt                                                           $15,580         $86,770
                                                                                    =======         =======

         Future minimum payments under the capital lease and mortgage obligations during the fiscal years subsequent to January 30, 1998 are as follows:

                    1998                                                       $    8,777
                    1999                                                            8,777
                    2000                                                            8,793
                    2001                                                            8,825
                    2002                                                            8,825
                    Thereafter                                                    122,568
                                                                                  -------
                    Total                                                         166,565

                         Less amount  representing interest                        78,787
                                                                                 --------
                         Present value of future minimum lease payments            87,778
                         Less current maturities                                    1,008
                                                                                 --------
                    Total long-term debt                                        $  86,770
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
                                                                       =======

     The markdown of excess inventory of $17.9 million was taken to correctly state the value of merchandise at the lower of cost or market. The primary cause for this charge was due to problems experienced in athletic footwear and apparel; both categories were impacted by distribution problems, overly aggressive purchasing and soft sales. The Company took physical inventories in each of its stores at year-end. Throughout the year, management had estimated shrinkage at 2.2% of sales. This estimate was based on the prior year's actual shrinkage of 2.8% and the industry average of 1.5%. The year-end physical inventories resulted in a total shrinkage of 4.0% or approximately 1.8% above the accrual. The additional shrinkage is believed to be primarily attributable to implementation issues in connection with the new merchandising systems and problems encountered with the new distribution facility. In February 1997, the Company changed the inventory distribution method and inventory systems. The Company transitioned the majority of merchandise flow from direct delivery to stores, to a third party managed cross dock facility. The initial start-up of the cross dock facility caused significant product delays. Because of these delays, the Company experienced lost inventory, poor sales and overstocks, resulting in higher shrinkage and increased markdowns to alleviate seasonal and fashion oriented inventory levels. In October 1997, the Company terminated its relationship with the third-party distribution manager and returned to a merchandise flow direct to the Company's stores. By fiscal year end, inventory levels returned to normal, and the Company expects gross margins to return to historical levels in 1998. The Company installed new financial and inventory systems from JDA Software Group (JDA). The systems were installed to enhance inventory control information and support the existing and future corporate infrastructure. As with any new system, conversion issues arose, but the issues were timely corrected. The new systems gave the Company real-time information to manage and control inventory levels. Many of the aforementioned causes have been addressed and management is focused on reducing and controlling shrinkage during fiscal 1998. Additionally, the Company will be taking physical inventories throughout the year to better estimate the proper shrinkage accrual. The Company recorded the inventory write-down of $17.6 million for store closings inventory liquidation based on the net realizable value of liquidating inventory at 26 stores anticipated to close from January 1998 through May 1998. The establishment of the aforementioned reserves did not result in additional cash payments in fiscal 1997.

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

     The Company took a charge of $1.0 million for the acceleration of depreciation of the closing store properties. The Company also accelerated the write-off of deferred debt costs in connection with the renegotiation of the Company's credit facility in the amount of $5.3 million. The deferred debt costs were loan fees and legal costs associated with the Company's former $185.0 million revolving credit facility which was revised on January 30, 1998, and subsequently refinanced. The write-off of deferred debt costs were for cash payments of $3.0 million in fiscal 1997, $1.0 million in non-cash payments and an additional $1.3 million for cash payments to be made in future periods.

     The following represents reserve accounts created for the $55 million in charges recorded in 1996 and the $94 million in charges recorded in 1997 (in thousands):

                                                                       1/31/97                                        1/30/98
                               Initial                                 Ending    Reserve                               Ending
Reserve Description           Addition       Reductions    Reclasses   Balance  Addition    Reductions    Reclasses   Balance
-------------------           --------       ----------    ---------   -------  --------    ----------    ---------   --------
Markdown of slow moving
 and excess inventory                                                           17,928.5      16,100.0                 1,828.5
Write-down for inventory
 liquidation of closing stores                                                  17,538.2       7,348.7                10,189.5
Expenses attributable to
 closing stores                                                                  6,687.7                               6,687.7
Closing store equipment
 reserve                                                                         5,011.5                               5,011.5
Closed store leases                                                              4,221.5        188.9                  4,032.6
Other charges - severance &
 outdated communications
 technology                    1,800.0           841.7                  958.3    3,543.6        720.4                  3,781.5
Disposition and impairment of
 under-performing assets       9,228.7         2,253.7                6,975.0                 5,522.3                  1,452.7
                               -------         -------                -------                 -------                  -------

   Reserve Totals             11,028.7         3,095.4                7,933.3   54,931.0     29,880.3                 32,984.0
                              ========         =======                =======   ========     ========                 =========

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

     In 1997, 680,000 options were canceled for executive officers (Mr. Bebis and Mr. Wittman) who terminated their employment with the Company. The balance of the options canceled in 1997 were for other employees who terminated service with the company. The grants in fiscal 1997, were primarily to Mr. Bush, 200,000 options, and Mr. Floum, 200,000 options. The balance of option grants were to incoming management personnel.

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

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial data for fiscal 1997 and fiscal 1996 is as follows:

                                             FIRST         SECOND        THIRD        FOURTH
                                            --------      --------      --------     --------
1997
Net Sales                                   $130,134      $136,225      $129,945     $132,330
Gross profit                                  30,654        33,605         9,302        1,564
Non-recurring & other charges                                             18,472       24,583
Net loss                                      (1,505)       (1,879)      (45,763)     (62,150)
Primary and fully diluted earnings
     per common share:

Net loss                                    $  (0.07)     $  (0.09)     $  (2.26)    $  (3.05)
                                            ========      ========      ========     ========
1996
Net sales                                   $143,658      $169,014      $136,798     $174,549
Gross profit                                  32,823         8,535        35,934       41,665
Non-recurring & other charges                               22,568
Net income (loss)                               (345)      (33,233)          898        2,136
Primary and fully diluted earnings
     per common share:

Net income (loss)                           $  (0.02)     $  (1.67)     $   0.04     $   0.12
                                            ========      ========      ========     ========

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------


3.1           Articles of Incorporation of JumboSports Inc.

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