Form 10-Q
period 1998-10-30
JUMBOSPORTS INC
filed 1998-12-14
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                      FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       October 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,420,001 as of December 3, 1998.

                                JumboSports Inc.
                               Index to Form 10-Q
                                October 30, 1998

                                                                   Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets                               3

                  Consolidated Statements of Operations                     4

                  Consolidated Statements of Stockholders' Equity           5

                  Consolidated Statements of Cash Flows                     6

                  Notes to the Consolidated Financial Statements          7-8

         Item 2 - Management's Discussion and Analysis                   9-16

Part II - Other Information                                                17

Signatures                                                                 18

JUMBOSPORTS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                               January 30,          October 30
                                                  1998                 1998
                                                                   (Unaudited)
                                               ----------          -----------
ASSETS
 Current assets:
  Cash and cash equivalents                    $      345          $     2,968
  Accounts receivable, net                          4,654                8,396
  Inventories                                     185,047              157,489
  Property under contract for sale                 78,801                4,774
  Prepaid expenses and other assets                 3,819                2,927
  Income tax receivable                             1,556                1,392
                                                 --------             --------
    Total current assets                          274,222              177,946
                                                 --------             --------
  Property held for sale                           28,712               24,370
  Property and equipment, net                     145,747              144,978
  Other assets:
   Cost in excess of fair value
    of net assets acquired, net                    10,803               10,547
   Other                                            7,065                8,718
                                                 --------             --------
    Total other assets                             17,868               19,265
                                                 --------             --------
   Total assets                                  $466,549             $366,559
                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt            $    1,008             $  1,560
  Accounts payable                                 26,443               42,873
  Accrued expenses                                 13,717               15,227
  Accrued non-recurring and
   closed store charges                            32,984                8,760
  Other                                             4,101                2,974
                                                 --------             --------
    Total current liabilities                      78,253               71,394

 Deferred rent and other long-term liabilities      4,241                3,835
 Revolving credit agreement                       174,037              106,716
 Credit facility term loan                                              21,987
 Long-term debt less current maturities            86,770               71,586
 Convertible subordinated notes                    74,750               74,750
                                                 --------             --------
   Total liabilities                              418,051              350,268
                                                 --------             --------

 Stockholders' equity:
  Common stock, $.01 par value,
  100,000,000 shares authorized,
  20,386,155 and 20,420,001 shares
  issued and outstanding, respectively                204                  204
 Additional paid-in capital                       149,809              149,760
 Accumulated earnings (deficit)                  (101,515)            (133,673)
                                                 --------              -------
   Total stockholders' equity                      48,498               16,291
                                                 --------              --------
 Total liabilities and stockholders' equity      $466,549             $366,559
                                                 ========              ========


See Notes to Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                    Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                 October 31,    October 30,     October 31,     October 30,
                                    1997            1998           1997            1998
                                  ----------     ----------      ----------      ----------
Sales                             $  129,945     $   87,075      $  396,304      $  260,456
Cost of sales including
 buying & occupancy costs            120,643         69,960         322,794         203,157
                                  -----------    -----------     -----------      ----------
Gross Profit                           9,302         17,115          73,510          57,299
Selling, general and
 administrative expenses              27,792         19,643          85,516          58,552
Settlement of legal proceedings                      (1,000)                         (1,000)
Loss on disposition of
 assets, closed store expenses
 and non-recurring charges            20,700                         20,700          15,200
                                  -----------    -----------     -----------     -----------
Loss from operations                 (39,190)        (1,528)        (32,706)        (15,453)
Interest expense                       6,573          5,345          18,327          16,705
                                  -----------    -----------     -----------     -----------
Loss before benefit
 for income taxes                    (45,763)        (6,873)        (51,033)        (32,158)
Benefit for income taxes                                             (1,886)
                                  -----------    -----------     -----------     -----------
Net loss                          $  (45,763)    $   (6,873)     $  (49,147)     $  (32,158)
                                  ===========    ===========     ===========     ===========
Basic and dilutive
 earnings per common share            $(2.25)        $(0.34)         $(2.41)         $(1.58)

Weighted average shares outstanding   20,368         20,413          20,358          20,401

Stores opened during period                0              2               0               2

Stores closed during period                0              0               0              20

Store open at end of period               85             59              85              59


See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 1997 AND OCTOBER 30, 1998 (IN THOUSANDS)
(UNAUDITED)

                                                       Additional    Accumulated
                                                        Paid in        Earnings
                                 Shares    Par Value    Capital        (Deficit)   Total
                                 ------    ---------   ----------    -----------   -----
Balance, January 31, 1997        20,339     $203        $149,639     $   9,782     $ 159,624
Issuance of common stock             32        1             154                         155
Net loss                                                               (49,147)      (49,147)
                                 ------     ----        --------     ----------     ---------
Balance October 31, 1997         20,371     $204        $149,793     $ (39,365)    $ 110,632
                                 ======     ====        ========     ==========     =========

Balance, January 30, 1998        20,386     $204        $149,809     $(101,515)    $  48,498
Issuance of common stock             34                       29                          29
Acquisition and cancellation of
 non-registered stock                                        (78)                        (78)
Net loss                                                               (32,158)      (32,158)
                                 ------     ----        --------     ----------     ---------
Balance October 30, 1998         20,420      204        $149,760     $(133,673)    $  16,291
                                 ======     ====        ========     ==========     =========




See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            Thirty-Nine Weeks Ended
                                                   October 31, 1997        October 30, 1998
                                                   ----------------        ----------------
Cash flows from operating activities:
Net loss                                           $      (49,147)         $       (32,158)
Adjustments to reconcile net income
 to cash used in operating activities:
  Depreciation                                              6,747                    5,031
  Loss on asset sales                                          11
  Loss on disposition of assets, closed store
   expenses and non-recurring charges                      20,700                   15,200
  Goodwill amortization                                       256                      256
  Deferred loan cost amortization
   & other amortization                                     1,299                      456
  Increase in deferred tax asset                           (1,803)
  Increase in accounts receivable                          (5,221)                  (3,742)
  Decrease in income tax receivable                        11,358                      164
  Decrease (increase) in inventories                      (53,213)                  27,558
  Decrease (increase) in prepaid expenses                    (807)                     616
  Decrease (increase) in other assets                         269                      (35)
  Increase in accounts payable                             12,384                   16,430
  Increase in accrued expenses                              1,399                    1,510
  Decrease in other current liabilities                    (2,518)                 (33,175)
  Decrease in deferred rent                                  (190)                    (508)
  Increase (decrease) in  income taxes payable                (20)                     239
                                                     ---------------         -----------------

  Net cash used in
   operating activities                                   (58,496)                  (2,158)
                                                   ---------------         -----------------

Cash flow from investing activities:
  Capital expenditures                                     (9,695)                  (5,171)
  Cash proceeds from sale of property                       1,474                   73,857
                                                   ---------------         -----------------
  Net cash provided by (used in)
   investing activities                                    (8,221)                  68,686
                                                   ---------------         -----------------

Cash flows from financing activities:
  Proceeds from sale of common stock-net                      154                       29
  Net collections under stock purchase plan                   132                      301
  Net borrowings under revolving credit agreements         21,470                      378
  Net repayments under
   revolving credit agreements                            (26,280)                 (67,699)
  Borrowings under term loan                                                        30,683
  Repayments under term loan                                                        (8,696)
  Proceeds from mortgage financing                         72,425
  Repayments of long term debt                               (572)                 (16,847)
  Loan costs                                               (4,563)                  (2,054)
                                                   --------------          -----------------
 Net cash provided by (used in)
  financing activities                                     62,766                  (63,905)
                                                   --------------          -----------------

Net increase (decrease) in cash
and cash equivalents                                       (3,951)                   2,623
                                                   --------------          ----------------
Cash, beginning of period                                   4,944                      345
                                                   --------------          ----------------
Cash, end of period                                $          993          $         2,968
                                                   ==============          ================

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

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended January 30, 1998 contained in the Company's Form 10-K dated April 24, 1998 and 10-K/A dated November 16, 1998.


(2)  Legal Proceedings

     On November 9, 1998, the Company settled its lawsuit with AMR Services Corporation. All claims and counterclaims between the parties have been dismissed and the Company received payment, net of attorneys fees and costs, in the amount of $1 million.

     On November 13, 1998, the Company filed a lawsuit in the United States District Court for the Middle District of Florida against Kurt Salmon Associates, Inc. ("KSA") for Breach of Contract. KSA provides consulting services in the retail industry. The lawsuit alleges that KSA breached its contract for services with the Company in connection with the hiring of AMR and seeks damages in excess of $75,000. Additionally, KSA has filed a motion in litigation pending in Texas between KSA and AMR for leave to file a third party claim against the Company.


(3)  Subsequent Events

     On November 16, 1998, the Company filed Form 10-K/A in response to a review by the Securities Exchange Commission of the Company's 10K filed on April 28, 1998.

     On December 1, 1998, the Company announced that it had hired Jefferies & Company, Inc., as exclusive advisor for the purpose of assisting the Company in evaluating various strategic alternatives including the restructuring of its 4 1/4% subordinated convertible notes due November 2000.

     On December 1, 1998, management announced that it had initiated discussions with certain holders of its 4 1/4% subordinated convertible notes. The purpose of the discussions is to propose a restructuring alternative that could improve the financial condition of the Company and reduce future cash requirements. Although a meeting has been held with an informal committee of note holders, it is premature for management to speculate as to either the timing or the ultimate outcome of these discussions.


(4)   Other Events

     In May 1998, the Company closed two under-performing stores located in the Texas cities of San Antonio and El Paso. The Company also opened two new stores in the Florida cities of Brandon and Daytona Beach in August 1998.

     On July 24, 1998, the Company closed a $150 million, five-year senior secured credit facility with Foothill Capital Corporation, as agent, and Congress Financial Corporation, as co-agent. The new credit facility provided funds to pay-off the previous credit agreement financed by NationsBank and Barnett Bank and to support the currently anticipated working capital needs of the Company.

     In satisfaction of a $186,761 note receivable from the Company's former president and chief executive officer, the Company received 50,000 shares of unregistered common stock and cash. The shares were canceled as of September 24, 1998.

     On October 19, 1998, the New York Stock Exchange ("NYSE") sent a letter to the Company which said that it has determined that the Company falls below the NYSE's continued listing criteria and has concluded that there is not a sufficient basis for maintaining the listing of JumboSports Inc. The letter further stated that before moving forward with a delisting recommendation, the NYSE would give consideration to any definitive action that the Company would propose to take that would bring it in line with original listing standards within thirty-six months. Should the NYSE not accept the Company's proposal, and commences a delisting action against the Company, the letter states that it will provide the Company with formal notice, and, following suspension in trading, the Company will be afforded the right to an appeal.

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

     Management's discussion and analysis of financial condition and results of operations for the third quarter of fiscal 1998 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed April 24, 1998 and Form 10-K/A filed November 16, 1998 for the fiscal year ended January 30, 1998.

     In May 1998, the Company closed two under-performing stores located in the Texas cities of San Antonio and El Paso. The Company also opened two new stores in the Florida cities of Brandon and Daytona Beach in August 1998.

     On July 24, 1998, the Company closed a $150 million, five-year senior secured credit facility with Foothill Capital Corporation, as agent, and Congress Financial Corporation, as co-agent. The new credit facility provided funds to pay-off the previous credit agreement financed by NationsBank and Barnett Bank and to support the currently anticipated working capital needs of the Company.

     On November 16, 1998, the Company filed Form 10-K/A in response to a review by the Securities Exchange Commission of the Company's 10K filed on April 28, 1998

     On December 1, 1998, the Company announced that it had hired Jefferies & Company, Inc., as exclusive advisor for the purpose of assisting the Company in evaluating various strategic alternatives including the restructuring of its 4 1/4% subordinated convertible notes due November 2000.


Results of Operations

     The following table set forth certain operating data as a percentage of sales for the periods indicated:

                                       Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                    October 31,       October 30,       October 31,        October 30,
                                       1997              1998              1997               1998
                                    -----------       -----------       ----------         -----------
Sales                                  100.0%            100.0%            100.0%             100.0%
Cost of sales including buying
 and occupancy costs                    92.8              80.3              81.5               78.0
                                     ----------       -----------       ----------         -----------
Gross profit                             7.2              19.7              18.5               22.0
Selling, general and
 administrative expenses                21.4              22.5              21.6               22.5
Settlement of legal proceedings                           (1.1)                                (0.4)
Non-recurring charges,
 loss on disposition of assets
 and closed store expenses              15.9                                 5.2                5.8
                                     ----------       -----------        ---------         -----------
Loss from operations                   (30.1)             (1.7)             (8.3)              (5.9)

Interest expense-net                     5.1               6.2               4.6                6.4
                                     ----------       -----------        ---------         -----------
Loss before benefit
 for income taxes                      (35.2)             (7.9)            (12.9)             (12.3)
Benefit for income taxes                                                    (0.5)
                                     ----------       -----------        ---------         -----------
Net loss                               (35.2)%            (7.9)%           (12.4)%            (12.3)%
                                     ==========       ===========        ==========        ===========

     In the second fiscal quarter of fiscal 1998, the Company recorded a $15.2 million charge for the loss on disposition of assets and closed store expenses. The components are as follows (in millions):

Loss on disposition of assets and closed store expenses:
Loss on disposition of real estate                                       $  8.6
Loss on disposals of closed store fixtures and equipment                    2.9
Closed store expenses                                                       3.7
                                                                         -------
                                                                          $15.2

     The $8.6 million loss on disposition of real estate represents the loss on sale of 16 properties comprised of closed stores and excess parcels. The $2.9 million loss on disposal of closed store fixtures relates to the excess loss on the disposition of the 28 stores closed since 1997. Both the loss on real estate and loss on closed store fixtures did not result in cash payments.

     The $3.7 million charge for closed store expenses relates primarily to the loss on inventory and expenses for two closed stores which closed during the second quarter of 1998, located in the Texas cities of San Antonio and El Paso. The balance relates to additional charges for prior closed store lease and severance reserves. These charges may result in future cash payments.

     In fiscal 1996 and 1997, the Company recorded one-time and non-recurring charges in the amount of $55.0 million and $94.3 million respectively. With the charges taken in 1996, 1997 and 1998, reserve accounts were created and the following represents balances from January 30, 1998 through October 30, 1998.


                              1/30/98                                                     10/30/98
                              Ending         Reserve                                      Ending
Reserve Description           Balance       Additions      Reductions      Reclasses      Balance
-------------------           --------      ---------      ----------      ---------      ---------
Markdown of slow
 moving and excess
 inventory                    $ 1,828.5     $              $  1,828.5      $              $
Write-down for
 inventory liquidation
 of closed stores              10,189.5       1,465.0        11,654.5
Expenses attributable to
 closing stores                 6,687.7         935.0         7,409.3                         213.4
Closing store equipment
 reserve                        5,011.5       2,886.4         7,882.2                          15.7
Closed store leases             4,032.6         850.1         2,367.7                       2,515.0
Other charges-severance
 and outdated communications
 technology                     3,781.5         487.3         3,096.7                       1,172.1
Disposition and impairment
 of under-performing assets     1,452.7       8,576.2         5,185.1                       4,843.8
                               --------     ---------        ---------     ---------       ---------
  Reserve totals              $32,984.0     $15,200.0       $39,424.0                      $8,760.0

     Of the reserve reductions taken in fiscal 1998, $12.9 million resulted in cash payments, while $26.5 million were non-cash charges.

     Management recognizes that operating results have been poor and that changes must be made to improve sales and profitability. Some of the initiatives undertaken during the current fiscal year are described below.

     Management believes that improved in-stock conditions along with a better assortment and presentation of softlines merchandise are the key components to improving sales. In January 1998, the Company began forming a centralized replenishment and allocation department. It is expected that this group will provide better managed inventories, control inventory investment, minimize markdowns and reduce store labor expenses. Each store is being re-merchandised in the apparel areas during the fourth quarter of fiscal 1998; this re-merchandising is designed to provide better product identification as well as make it easier for the customer to shop.

     With better sales and inventory management, markdowns are expected to be lower with improved gross margins. Additionally, the Company has instituted a program to manage inventory shrinkage to acceptable levels. By the second quarter of fiscal 1997, 43 stores were fitted with electronic article surveillance equipment and closed circuit television. Each store was retrained on proper receiving techniques. Accounting procedures and controls have been strengthened. A sample of stores from each district conducts periodic physical inventory counts to monitor progress. Through the end of the third quarter of fiscal 1998, 29 stores have conducted physical inventory counts. Actual shrinkage recorded as a result of these counts was 1.4%. All stores are scheduled for a full physical inventory count as of the end of the fiscal year.

     Payroll expense at the store level has been a continued focus of management as it represents the single largest G&A expense component. Better scheduling, utilization of technology and the benefits of central replenishment have combined to reduce this expense.

     General and administrative expenses have been reduced directionally with reduced store count. Future reductions are expected as the Company is able to take advantage of its technology.

Thirteen Weeks Ended (Third Quarter) October 30, 1998 Compared To Thirteen Weeks Ended October 31, 1997

     The Company opened two (2) stores in August of the current year ending the quarter with 59 stores this year compared to 85 stores in the prior year. The Company had previously closed 8 stores in the fourth quarter of the prior year and 20 stores during the first half of the current year.

     Sales for the third quarter decreased 33.0% to $87.1 million compared with sales of $129.9 million in the third quarter of the prior year. Same store sales for the third fiscal quarter decreased by 13.9%. Sales have been adversely affected by the following:

1. Increased promotional markdown activity in the prior year in the footwear and apparel categories in order to reduce overstocks in the prior year;
2. Soft sales trends in the footwear categories due to decreased demand for athletic footwear and industry over-supply;
3. Poor sales trends in women's and licensed apparel and the golf & tennis categories;
4.   Generally soft sales throughout the sporting goods retail segment.

     Gross profit for the third quarter was $17.1 million, or 19.7% of sales, as compared to $9.3 million, or 7.2% of sales, for the third quarter of the prior year. The increase as a percentage of sales was attributable to:

1. $17.1 million charge, or 13.2% of sales, in the prior year for the write-down of excess footwear and apparel inventory and store closings inventory liquidation;
2.   Higher merchandising  margins in the current year, 0.8%;

     slightly offset by

1.   Higher buying and occupancy costs as a percentage of sales, 1.1%; and
2.   Lower cash discounts,  0.4%.

     Higher   merchandise   margins   are   attributable   to  the   closing  of
under-performing stores and improvements resulting from better merchandise replenishment and allocation.

     Selling, general and administrative expenses for the third quarter were $19.6 million, or 22.5% of sales, as compared to $27.8 million, or 21.4% of sales, for the third quarter of the prior year. The increase as a percentage of sales was due to the following:

1. Higher corporate general and administrative expenses, 1.0% due to the implementation of a centralized replenishment and allocation function in the current year, 0.4% and lower leverage due to sales volume;
2.   New stores pre-opening expenses, 0.6%;

     offset by:

     Lower  store  payroll  expense,  0.5% due to the  continued  focus on labor
     management,   the   implementation  of  a  centralized   replenishment  and
     allocation function and the closing of under-performing stores.

     During the third quarter, the Company recorded income of $1.0 million, or 1.1% of sales, for the settlement of legal proceedings.

     In addition to the $17.1 million inventory write-down discussed above, the Company incurred $20.7 million of non-recurring charges, or 15.9% of sales in the third quarter of the prior year.

     Loss from operations in the third quarter was $1.5 million, or 1.7% of sales, as compared to loss from operations of $39.2 million, or 30.1% of sales in the same quarter of the prior year.

     Interest expense for the third quarter was $5.3 million, or 6.2% of sales, as compared to $6.6 million, or 5.1% of sales for the third quarter in the prior year. The decrease in interest expense was the result of $90.4 million in lower average debt, slightly offset by higher interest rates.

     The Company did not recognize an income tax benefit in the third quarter but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities.

     For the third quarter, the Company posted a net loss of $6.9 million, or 7.9% of sales, as compared to a net loss of $45.8 million, or 35.2% of sales for the same quarter of the prior year. The net loss in the third quarter of the prior year is primarily attributable to the $37.8 million, or 29.1% of sales, in non-recurring charges and inventory write downs.


Thirty-nine Weeks Ended October 30, 1998 Compared to Thirty-nine Weeks Ended October 31, 1997

     In the three quarters of fiscal 1998, the Company closed twenty(20) stores and opened two (2) new stores, ending the period with 59 stores compared to 85 stores in the prior year. The Company closed 8 stores in the fourth quarter of fiscal 1997.

     Sales for the first thirty-nine weeks decreased 34.3% to $260.5 million compared with sales of $396.3 million in the comparable period of the prior year. Same store sales for this thirty-nine week period declined 13.5%. Sales have been adversely impacted by the following:

1. Poor in-stock inventory levels in the early part of the first quarter attributed to temporary shipment delays that were resolved with the execution of Amendments to the Company's prior Credit Agreement;
2. Planned reduction in advertising compared to the prior year's extraordinary promotional campaign and discounts associated with the JumboSports' name change and new concept roll-out;
3. Soft sales trends in the footwear categories due to decreased demand for athletic footwear and industry over-supply;
4. Poor sales trends in women's and licensed apparel and the golf & tennis categories;
5.   Generally soft sales throughout the sporting goods retail segment.

     Gross profit for the thirty-nine week period of the current year was $57.3 million, or 22.0% of sales, compared to $73.5 million, or 18.5% of sales for the prior year. In the prior year, the Company incurred a $17.1 million inventory write-down charge, or 4.3% of sales related to excess footwear and apparel and store closings. The increase as a percentage of sales was attributable to:

1.   Inventory  write-down charge in the prior year; 4.3%;
2.   Higher merchandising margins, 0.7%;

     slightly offset by;

1.   Higher  shrinkage accrual in the current year, 0.2%;
2.   Higher buying and occupancy costs as a percentage of sales, 0.5%; and
3.   Lower cash discounts,  0.8%.

     Higher   merchandise   margins   are   attributable   to  the   closing  of
under-performing stores and improvements resulting from better merchandise replenishment and allocation.

     Selling, general and administrative expenses for the thirty-nine weeks of the current year were $58.6 million, or 22.5% of sales, as compared to $85.5 million, or 21.6% of sales, for the thirty-nine weeks of the prior year. The increase as a percentage of sales was due to the following:

1. Higher corporate general and administrative expenses, 1.3% due to the implementation of a centralized replenishment and allocation function in the current year, 0.3%, relocation expenses for new management, 0.2%, legal fees associated with the AMR litigation, 0.1%, the settlement of an information technology outsourcing agreement in the prior year, 0.2% and lower leverage due to sales volume;
2.   Higher store operating expense, 0.4%, due to lower sales volume leverage;
3.   New stores pre-opening expenses, 0.2%;
4.   A property condemnation settlement in the prior year, 0.2%; and
5. Depreciation was higher 0.2% due to lower sales volume leverage and depreciation on asset additions in the prior year for projects relating to information systems upgrades, warehousing and advertising;

     These increases were offset due to the following:

1. Store payroll expense was lower 1.2% due to the continued focus on labor management, the implementation of a centralized replenishment and allocation function, the closing of under-performing stores and labor inefficiencies in the prior year caused by the introduction of the new merchandising system as well as problems experienced in the implementation of a new distribution center;
2. Advertising expense was down 0.2% due to the planned reductions in advertising expenditures and discontinuation of electronic media.

     In the third quarter of the current year, the Company recorded income of $1.0 million, or 0.4% of sales, for the settlement of legal proceedings.

     In the thirty-nine weeks of the current year, the Company recorded a loss on the disposition of assets of $15.2 million, or 5.8% of sales. The loss on real estate disposition, $8.6 million, relates to the sale of 16 properties. Disposals of closed stores fixtures and equipment was $2.8 million. Charges related to closed stores, $3.8 million, represent future lease obligations and future expenses to be incurred at the non-operating locations until disposed. For the same period of the prior year, the Company incurred $20.7 million of non-recurring charges, or 5.2% of sales.

     Loss from operations in the thirty-nine weeks of the current year was $15.5 million, or 5.9% of sales, as compared to loss from operations of $32.7 million, or 8.3% of sales, in the thirty-nine weeks of the prior year.

     Interest expense for the thirty-nine weeks of the current year was $16.7 million, or 6.4% of sales, as compared to $18.3 million, or 4.6% of sales, for the comparable period of the prior year. The decrease in interest expense was the result of $47.5 million in lower average debt slightly offset by an overall 47 basis point increase in average interest rates. The increased rates were the result of the prior credit facility which called for borrowings at LIBOR plus 3.0% versus LIBOR plus 2.0% in the prior year, and by lower capitalized interest.

     The Company did not recognize an income tax benefit in the first thirty-nine weeks but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities. In the same period of the prior year, the Company recorded an income tax benefit of $1.9 million with an effective tax rate of approximately 3.7%.

     In the thirty-nine weeks of the current year, the Company posted a net loss of $32.2 million, or 12.4% of sales, as compared to a net loss of $49.1 million, or 12.4% of sales, for the same period of the prior year. The net loss in the current year includes the aforementioned $15.2 million charge for losses on property and closed store expenses, while in the prior year the net loss includes the $37.8 million in inventory and non-recurring charges.


Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for the opening of two(2) new stores, to meet seasonal working capital needs, and to retire indebtedness. The Company's working capital needs have been funded through the combination of external financing, internally generated funds and credit terms from vendors. The Company's working capital needs typically peak in the fourth quarter.

     On July 24, 1998, the Company completed a new $150.0 million, five year senior secured credit facility with Foothill Capital Corporation as agent and Congress Financial Corporation as co-agent. The new credit facility is expected to provide funds for the currently anticipated working capital needs of the Company.

     Operating activities used cash of $2.2 million for the thirty-nine weeks of fiscal 1998 as compared to cash used of $58.5 million for the same period of fiscal 1997. The improvement was attributable to lower inventory levels and increased vendor support, offset by costs attributable to closed stores.
Inventories were reduced as a result of liquidating the inventory of the 20 stores closed during the year.

     Net cash of $68.7 million was provided by investing activities for the first thirty-nine weeks of fiscal 1998 compared to net cash used in investing activities of $8.2 million during the first thirty-nine weeks of fiscal 1997. In the current year, cash was provided through the completion of real estate sales of 31 properties. In the prior year, the cash usage was related primarily to new store signage for the name change to JumboSports.

     Cash flows used in financing activities were $63.9 million for the first thirty-nine weeks of fiscal 1998 compared to cash provided of $62.8 million for the first thirty-nine weeks of fiscal 1997. During fiscal 1998, proceeds from the real estate sales and operating activities were used to reduce bank and mortgage debt. Also, financing costs of the new credit facility were incurred in fiscal 1998. In the prior year, the Company completed $72.4 million of mortgage financings.

     As of October 30, 1998, the Company had $4.8 million of long-term capital lease obligations, $68.3 million of long-term mortgage obligations, $74.8 million of 4 1/4% Convertible Subordinated Notes, $22.0 million of term loans, and $106.7 million of borrowings under its $150.0 million revolving credit facility. The $150.0 million credit facility matures July 2003 and contains customary events of default and a number of customary covenants, including restrictions on liens and sales of assets, prohibitions on dividends and certain changes in control. The new credit facility has no financial performance covenants. In the third quarter of fiscal 1998 the Company financed $2.2 million of equipment with capital leases.

     The new credit facility limits the amount of capital expenditures to $6.5 million for fiscal 1998. The Company has spent $5.2 million through thirty-nine weeks.

     The Company has three(3) properties in the amount of $4.8 million under contract for sale. The Company anticipates the sale of these properties to be completed by the fourth quarter of fiscal 1998. The net proceeds will be used to pay down the term loan. Six(6) properties were sold in the third fiscal quarter, with net proceeds in the amount of $9.2 million. These proceeds were used to paydown the term loan. The Company has an additional 10 properties available for sale, with net anticipated proceeds of $19.6 million. Under the terms of the credit facility net proceeds from property sales will be used to pay down the balance of the term loan.

     In satisfaction of a $186,761 note receivable from the Company's former president and chief executive officer, the Company received 50,000 shares of unregistered common stock and cash. The shares were canceled as of September 24, 1998.

     On October 19, 1998 the New York Stock Exchange ("NYSE") sent a letter to the Company which said that it has determined that the Company falls below the NYSE's continued listing criteria and has concluded that there is not a sufficient basis for maintaining the listing of JumboSports Inc. The letter further stated that before moving forward with a delisting recommendation, the NYSE would give consideration to any definitive action that the Company would propose to take that would bring it in line with original listing standards within thirty-six months. Should the NYSE not accept the Company's plan, and commences a delisting action against the Company, the letter states that it will provide the Company with formal notice, and, following suspension in trading, the Company will be afforded the right to an appeal.

     Because of poor operating results over the past several years and the adverse impact losses have had on the Company's financial condition, many of the Company's merchandise suppliers have expressed concern about the Company's future financial viability. Many have indicated to management that the relative success of the Company's Christmas selling season is material to their credit decision making process. Adverse credit decisions by the Company's merchandise suppliers could cause material disruptions in future merchandise flows and thereby adversely affect the Company's liquidity and its ability to meet its future cash requirements and consequently force the Company to file for protection under Chapter 11 of the Bankruptcy Code. As of December 14, 1998, management is unable to predict how the Christmas selling season will unfold.

     On December 1, 1998, management announced that it had initiated discussions with certain holders of its 4 1/4% subordinated convertible notes. The purpose of the discussions is to propose a restructuring alternative that could improve the financial condition of the Company and reduce future cash requirements. Although a meeting has been held with an informal committee of note holders, it is premature for management to speculate as to either the timing or the ultimate outcome of these discussions.

     In addition to discussions with holders of the 4 1/4% convertible subordinated notes, the Company has pursued other strategic alternatives, including a possible sale of the Company to, or potential business combinations with, other sporting goods companies. To date, however, discussions with potential business partners have been preliminary only and management does not believe that such a sale or business combination is likely in the foreseeable future.

Year 2000 Compliance

     The Company has developed a plan addressing the possible exposures related to the impact of the Year 2000 on its computer systems and non-information technology systems. In the spring of 1997, the Company replaced all of its application software from IBM, Microsoft and JDA Software Group (JDA). With the implementation of one application programming update from JDA, JumboSports believes it will complete its Year 2000 compliance in key financial, information and operating systems. The application of the JDA update will require thorough testing of every application at JumboSports. The Company is in the process of reviewing all non-information technology systems for Year 2000 compliance. At this point the Company does not believe there will be any material impact on operations. The Company expects to complete the Year 2000 compliance testing in the second half of fiscal 1998. Risks for the Company regarding the Year 2000 issue relate to compliance by its vendors. Should a majority of the Company's major vendors have difficulties associated with the Year 2000 issue, the Company could experience a material adverse financial impact. The Company currently does not have a contingency plan in the event its vendors' systems do not function in the Year 2000. The Company is considering the creation of a plan, which if necessary, would be in place by the second half of 1999. The financial impact of making required information systems changes has not been and is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.


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

     The Company does not believe that inflation had a material effect on its results from operations for the first thirty-nine weeks of fiscal 1998 or fiscal 1997. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

                                JUMBOSPORTS INC.
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

          On November 9, 1998, the Company settled its lawsuit with AMR Services Corporation. All claims and counterclaims between the parties have been dismissed and the Company received payment, net of attorneys fees and costs, in the amount of $1 million.

          On November 13, 1998, the Company filed a lawsuit in the United States District Court for the Middle District of Florida against Kurt Salmon Associates, Inc. ("KSA") for Breach of Contract. KSA provides consulting services in the retail industry. The lawsuit alleges that KSA breached its contract for services with the Company in connection with the hiring of AMR and seeks damages in excess of $75,000. Additionally, KSA has filed a motion in litigation pending in Texas between KSA and AMR for leave to file a third party claim against the Company.


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



                                             JumboSports Inc.
                                             (Registrant)


12/14/98                                     /S/ Jack E. Bush
Date                                         Chairman of the Board, Chief
                                             Executive Officer and President



12/14/98                                    /S/ Raymond P. Springer
Date                                        Executive Vice President and
                                            Chief Financial Officer



12/14/98                                   /S/ Jerome A. Kollar
Date                                       Chief Accounting Officer