Form 10-K
period 1999-01-29
JUMBOSPORTS INC
filed 1999-04-30
CIK 890093

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

                   For the fiscal year ended January 29, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
---------------------------------------            -----------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE              OTC BULLETIN BOARD


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               TITLE OF EACH CLASS
                               -------------------
                 4 1/4% CONVERTIBLE SUBORDINATED NOTES DUE 2000
                 ----------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 is unknown due to lack of trading activity. The number of shares of the registrant's common stock outstanding as of March 25, 1999, was 20,420,001.

         As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms the "Company" and "JumboSports" refer to JumboSports Inc. and its operating subsidiaries.

                                     PART 1

ITEM 1.   BUSINESS

Forward-Looking Statements

         Information included in this Report on Form 10-K may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         JumboSports is a specialty retailer of quality name brand sporting equipment, athletic footwear and apparel, operating 42 big-box sporting goods superstores in 33 markets and 18 states. The Company began fiscal 1998 with 59 stores. In May 1998, the Company announced the closing of two stores and in August 1998, the Company opened two new stores. In January 1999, an additional 17 stores were identified to be closed during the first half of fiscal 1999. The Company's business strategy is to offer its customers the best overall value in sporting goods through a wide assortment of quality name brand merchandise, superior customer service and competitive prices. The Company's stores average approximately 48,000 gross square feet. JumboSports has located stores in Standard Metropolitan Statistical Areas with populations as small as 200,000 and as large as 3,000,000.

         As of January 29, 1999, the Company employed approximately 2,300 people. None of the Company's associates are covered by collective bargaining agreements. The Company believes that its relationships with its associates are good.

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

         The sporting goods retail business is seasonal in nature with the fourth quarter (Christmas selling season) representing approximately 28% of sales for a JumboSports store that is open for the entire year. The average maturity and geographic dispersion of the Company's store base may impact this percentage in the future. The Company operates in one business segment. See Item 6, Selected Financial Data, for financial information.

Chapter 11

         On December 27, 1998 (the "Petition Date"), after experiencing a poor holiday season and with increased pressure being applied by the Company's lenders and suppliers, JumboSports Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court"). These related proceedings are being jointly administered under the caption "In re.: JumboSports Inc., d/b/a Vacations Travel, f/k/a Sports & Recreation, Inc., and f/d/b/a/ Sports Unlimited, Guide Series, Inc. and Property Holdings Company I" Case Nos. 98-22545-8C1, 98-22546-8C1 and 98-22547-8C1, pursuant to an order of the Bankruptcy Court. The following subsidiaries were not included in the bankruptcy filings: Nationwide Team Sales, Inc., Retail Process Management, Inc., Sports & Recreation, Inc., Sports & Recreation Holdings of PA, Inc. and Construction Resolution, Inc.

         The bankruptcy petitions were filed in order to preserve cash and permit the Company an opportunity to reorganize while working to restructure its indebtedness. Pursuant to the Senior-Secured Super Priority Debtor-In-Possession Loan and Security Agreement (the "DIP facility") dated February 12, 1999, among JumboSports Inc., as Borrower, various financial institutions, as Lenders, Foothill Capital Corporation, as Agent and Congress Financial Corporation (Southern), as Co-Agent, the lenders have agreed to provide up to $110 million in post-petition financing to the Company.

         As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect claims or debts arising pre-petition. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. The plan of reorganization will set forth the means for satisfying claims, including the liabilities subject to compromise, and interests in the Company and its debtor subsidiaries. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require approval of the Bankruptcy Court.

         The Company expects to propose a plan of reorganization for itself and the other filing subsidiaries. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through June 1, 1999. The Company intends to request a further extension of the exclusivity period while management works on implementing new operating strategies that are intended to improve operating performance. There can be no assurance that the Bankruptcy Court will grant such further extension or that management's new strategies will produce the desired results. After the expiration of the exclusivity period, creditors of the Company have the right to propose their own plans of reorganization. A plan of reorganization, among other things, may result in material dilution or elimination of the equity of existing stockholders as a result of the issuance of equity to creditors or new investors.

         At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or stockholders. The Company's independent accountants have issued a report expressing doubt about the Company's ability to continue as a going concern. See the Consolidated Financial Statements of the Company beginning on page F-1.

         The Company does not plan to hold annual stockholder meetings during the pendency of its Chapter 11 case.


Store Closings

         Since January 31, 1997, when the Company operated 85 stores, two new stores have opened and 45 stores have closed. The remaining 42 open stores are cash contributors and have generally been profitable. The financial performance of these remaining stores will be reviewed on a continuing basis and additional stores may be closed, with the approval of the Bankruptcy Court, if such closings are warranted.

         When a store is closed, the inventory is liquidated and the proceeds are used to pay down the Company's revolving credit line. If the store is owned in fee, the real estate is marketed. The proceeds from the sale of the real estate was used to further reduce debt, and consequently future debt service requirements and interest expense. If the store is leased, the lease is marketed during the stores' going out of business period and any proceeds from the sale of the lease are used to reduce debt. If no market exists for the lease, the lease is rejected to minimize cash obligations on the Company.

New Management

     On April 13, 1999, with the support of the official committees of bondholders and unsecured creditors, the Bankruptcy Court approved the appointment of Alfred F. Fasola, Jr. as Chief Executive Officer and Michael J. Worrall as President, replacing Jack E. Bush. Mr. Bush will continue to serve as Chairman of the Board. Both Mr. Fasola and Mr. Worrall have years of experience in challenging turnaround situations and extensive knowledge of the retail sporting goods industry. Along with B. Robert Floum, Chief Operating Officer, the new management team is expected to implement major new initiatives as part of the Company's reorganization efforts.


Industry and Competition

         While JumboSports' competition differs by market, management generally classifies its competition within one of the following categories:

         TRADITIONAL AND SPECIALTY SPORTING GOODS RETAILERS. This category includes traditional sporting goods chains (e.g., Dunham's, MC Sports), specialty sports stores (e.g., Foot Locker, Just for Feet, Champs) and local sporting goods retailers (e.g., local independent stores, pro shops). These stores typically range in size from the small 1,000 square foot pro shops to the larger 20,000 square foot traditional sporting goods chains and footwear retailers. The traditional and specialty sporting goods retailers are primarily located in regional malls, strip shopping centers, local country clubs and resorts. The traditional chains and local sporting goods stores typically carry a varied assortment of merchandise; however, the size of their stores limits the breadth and depth of selection. The specialty stores and pro shops often carry a wide assortment of one specific product category, such as athletic shoes, fishing gear, golf or tennis equipment.

         MASS MERCHANDISERS. This category includes discount stores (e.g., Wal-Mart, Kmart, Target) and department stores (e.g., Sears, J.C. Penney). These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls and strip shopping centers in markets across the country. Sporting goods merchandise and apparel represent only a portion of the total merchandise sales in these stores and generally reflect a more limited selection with fewer high quality name brands.

         BIG-BOX SPORTING GOODS CHAINS. This category includes the "category killer" sporting goods retailers (e.g. The Sports Authority, Oshman's Superstores, Gart Sports) more directly comparable to JumboSports. The big-box stores range in size from 35,000 to 100,000 square feet and offer a selection of sporting goods merchandise and apparel of 40,000 to 70,000 SKUs. These stores compete on selection and depth of high quality merchandise and on the basis of price; certain operators are able to attract higher-end brands not carried by other competitive channels of distribution.

         The Company believes that although its sales are impacted by retailers in all three of the categories referred to above, the most significant competition comes from the big-box sporting goods retailers. Of the Company's stores, approximately six do not presently face competition from such big-box sporting goods retailers. Management expects it will continue to face additional competition in its markets from big-box stores over the next few years.

         The Company purchases merchandise from over 1,000 vendors. In fiscal 1998, the 100 highest volume vendors represented over 70% of total merchandise purchased. Nike, Inc., the Company's largest vendor, accounted for 8.7% of total merchandise purchased. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company is one of the largest customers for many of its vendors.

Environmental

         Compliance with federal, state and local environmental laws and regulations has not had, and is not expected to have, a material effect on the capital expenditures, earnings and competitive position of the Company.


ITEM 2.   PROPERTIES.

         As of January 29, 1999, the Company operated 59 retail stores of which 17 are scheduled to close in April 1999. These 17 closing stores operate in 12 states (1 in Arizona, 1 in Colorado, 4 in Florida, 1 in Georgia, 1 in Iowa, 1 in Illinois, 1 in Indiana, 1 in Louisiana, 1 in North Carolina, 1 in Ohio, 3 in Tennessee and 1 in Virginia). The remaining 42 stores operate in 18 states (2 in Alabama, 1 in Arkansas, 2 in Colorado, 1 in Delaware, 7 in Florida, 1 in Iowa, 1 in Kansas, 3 in Kentucky, 4 in Louisiana, 1 in Mississippi, 2 in Nebraska, 1 in Nevada, 3 in North Carolina, 3 in Oklahoma, 3 in South Carolina, 2 in Tennessee, 3 in Texas and 2 in Virginia) and its Corporate Headquarters are located in Tampa, Florida. The Company owns the beneficial interest in 24 stores and leases the other 18 of its remaining 42 retail stores. The primary lease terms are for 10 to 20 years, with options to renew ranging from two to four additional five-year terms. Two of the leases are treated for accounting purposes as capital leases. Additionally, as of January 29, 1999, the Company had sixteen properties held for sale and twelve leases on stores closed or scheduled to be closed.


ITEM 3.   LEGAL PROCEEDINGS.

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is a party will have a material adverse effect on its financial condition or results of operations.

         On Sunday, December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. These related proceedings are being jointly administered under the caption "In re.:
JumboSports Inc., d/b/a/ Vacations Travel, f/k/a Sports & Recreation, Inc., and f/d/b/a Sports Unlimited, Guide Series, Inc. and Property Holdings Company I", Case Nos 98-22545-8C1, 98-22546-8C1 and 98-22547-8C1. The following subsidiaries were not included in the bankruptcy filings: Nationwide Team Sales, Inc., Retail Process Management, Inc., Sports & Recreation, Inc., Sports & Recreation Holdings of PA, Inc. and Construction Resolution, Inc.

         In connection with the Bankruptcy filing, all pre-petition actions against the Company have been stayed.

         A complaint was filed on March 23, 1999, in the Bankruptcy Court, "LaSalle National Bank, Trustee for JP Morgan Commercial Mortgage Finance
Corporation Pass-through Certificate Series 1997-C5, acting by and through AMRESCO Management, Inc., its Special Servicer v. JumboSports Inc., which alleges that JumboSports did not have the right to terminate certain Trusts of which JumboSports was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate ("the Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial declaration that the Property in question is not property of JumboSports, the Debtor's estate, and that the Plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The Plaintiff further seeks a judicial declaration that the Trusts are separate legal entities, that the Trusts have not been terminated, that the termination is not valid, that there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents and that there has been no transfer of the Property to the Debtor. Management is currently unable to predict the outcome of this case or the impact of an adverse ruling on its reorganization efforts. The Company expects to file its written responses and any claim for affirmative relief by April 30, 1999.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S   COMMON  EQUITY  AND  RELATED   STOCKHOLDER
          MATTERS.

         On December 28, 1998, the New York Stock Exchange suspended trading in the Company's Common Stock and on February 22, 1999, the SEC delisted the Company's Common Stock. Subsequent to December 28, 1998, the Company's Common Stock has been traded on the "OTC Bulletin Board" under the symbol "JSIBQ". Prior to December 28, 1998, the Company's Common Stock was traded on the New York Stock Exchange under the symbol "JSI" and prior to February 20, 1997, the stock was traded under the symbol "WON". The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter over the past two fiscal years.


          Fiscal 1997                   High                       Low
          -----------                   ----                       ----
          First Quarter                 6.750                      4.375
          Second Quarter                4.875                      2.750
          Third Quarter                 4.063                      3.000
          Fourth Quarter                3.250                      1.000

          Fiscal 1998                   High                       Low
          ------------                  ----                       ----
          First Quarter                 2.063                      1.250
          Second Quarter                1.750                      0.938
          Third Quarter                 1.063                      0.250
          Fourth Quarter                0.500                      0.020

         The Company did not pay any dividends during the last two fiscal years (see Management's Discussion & Analysis - Liquidity and Capital Resources regarding dividend prohibitions). The approximate number of stockholders of record as of January 29, 1999 was 422, and as of that date, the Company estimates that there were approximately 7,128 beneficial owners holding stock in nominee or "street" name.

         In connection with their respective employment agreements, and pursuant to the terms thereof, during fiscal year 1996 the Company loaned $166,667, $137,500 and $30,250 to each of Messrs. Bebis (former Chairman, President and Chief Executive Officer), Springer and Henning, respectively, to assist them with the purchase of non-registered shares of the Company's Common Stock. Mr. Bebis resigned in December 1997, and as part of his termination agreement the Company agreed to file a registration statement in order to register his shares. In lieu of incurring the expense of registering Mr. Bebis' shares, the Company accepted the shares, valued at the closing price 90 days after Mr. Bebis' date of termination, plus cash in satisfaction of the outstanding loan balance. The shares were then canceled.

         On February 17, 1998 the Company re-priced all options outstanding at January 30, 1998 for active employees to an exercise price of $1.8125, the market closing price on that date. The number of options this impacted was 876,221 with previous market valued prices ranging from $3.44 to $26.08.

ITEM 6.   SELECTED FINANCIAL DATA.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)

                                           January 29,     January 28,     January 31,    January 30,   January 29,
                                              1995            1996            1997           1998          1999
                                           ----------      ----------      ----------     ----------    ----------
"Fiscal Year"                                 "1994"         "1995"          "1996"         "1997"        "1998"
STATEMENT OF OPERATIONS DATA:
 Sales                                     $383,600        $525,762       $624,019       $528,634      $362,395
 Cost of sales including buying
   and occupancy costs                      283,908         395,208        505,062        453,509       282,251
                                            -------         -------        -------        -------       -------
 Gross profit                                99,692         130,554        118,957(1)      75,125(1)     80,144
 Selling, general and
   administrative expenses                   69,207         106,233        124,918        112,489        78,911
 Proceeds from a settlement of legal
   proceedings                                                                                           (1,000)
 Loss on disposition of assets, closed store
   expenses, and other charges                                2,096         22,568         43,055        15,200
                                            -------         -------        -------        -------       -------
 Income (loss) from operations               30,485          22,225        (28,529)       (80,419)      (12,967)
 Interest expense, net                        4,815          11,254         19,890         30,395        22,366
                                            -------         -------        -------        -------       -------
 Income (loss) before provision (benefit)
   for income taxes, reorganization items
   and extraordinary items                   25,670          10,971        (48,419)      (110,814)      (35,333)
 Reorganization items                                                                                    58,344
                                            -------         -------        -------        -------       -------
 Income (loss) before provision (benefit)
   for income taxes and
   extraordinary items                       25,670          10,971        (48,419)      (110,814)      (93,677)
 Provision (benefit) for income taxes         9,775           3,975        (17,875)           483          (163)
                                            -------         -------        -------        -------       -------
 Income (loss) before extraordinary item     15,895           6,996        (30,544)      (111,297)      (93,514)
 Extraordinary item (less applicable
   income tax benefit)                         (181(2)
                                            -------         -------        -------        -------       -------
 Net income (loss)                         $ 15,714        $  6,996       $(30,544)     $(111,297)     $(93,514)
                                            =======         =======        =======        =======       =======
 Net income (loss) per share
   before extraordinary item               $   0.84(3)     $   0.35(3)    $  (1.53)(3)  $   (5.47)     $  (4.58)
 Net income (loss) per share               $   0.83(3)     $   0.35(3)    $  (1.53)(3)  $   (5.47)     $  (4.58)
 Average number of shares outstanding    18,844,412      19,744,013     19,984,993     20,363,299    20,404,857
 Ratio of earnings to fixed charges            3.61            1.61            N/M            N/M           N/M

SELECTED OPERATING DATA:
 Stores open at end of period                    56              80             85             77(4)         59(4)
 Total gross square feet
   of store space                         2,626,600       3,996,920      4,257,000      3,803,677     2,805,897
 Average gross square feet per store(5)      46,904          49,962         50,082         49,398        47,558
 Comparable store sales increase(6)            9.6%            1.7%           0.1%          (8.8%)       (12.4%)
 Capital expenditures                      $ 89,610        $ 60,738       $ 15,236      $  11,164      $  6,041

BALANCE SHEET DATA:
 Working Capital                           $167,498        $190,974       $158,678       $195,969      $137,080
 Total assets                               389,852         484,843        525,586        466,549       307,967
 Long-term debt, less current maturities    167,703         234,557        294,325        335,557       322,058
 Total stockholders' equity (deficit)       180,122         187,530        159,624         48,498       (45,065)

(1) The Company recorded one-time charges to cost-of-sales of $32.4 million in fiscal 1996 and $45.0 million in fiscal 1997. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) The extraordinary item for the fiscal year ended January 29, 1995 relates to early redemption premiums incurred in connection with the prepayment of certain liabilities.
(3) Earnings per share has been restated as required by SFAS No. 128, "Earnings Per Share."
(4) Eighteen stores closed in early fiscal 1998 and seventeen stores will close in early fiscal 1999.
(5) Average gross square feet per store represents the average square feet of total store space at the end of each fiscal year.
(6) A store's sales growth is included in the comparable store sales calculation after its twelfth full month of operation. The fiscal 1997 comparable store calculation was adjusted for the below cost clearance sale and five additional days of sales which occurred in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     General

         The notes to the consolidated financial statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         On December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and are presently operating as debtors-in-possession subject to the jurisdiction of the Untied States Bankruptcy Court for the Middle District of Florida. For further discussion of Chapter 11 proceedings, see Item 1 "Chapter 11" and Note 1 to the consolidated financial statements.

     Results of Operations

         The following table sets forth certain data as a percentage of sales for the periods indicated:

                                              1996                   1997                  1998
   Sales                                     100.0%                 100.0%                100.0%
   Cost of sales including
     buying and occupancy costs               80.9                   85.8                  77.9
                                              ----                   ----                  ----
   Gross profit                               19.1                   14.2                  22.1
   Selling, general and
     administrative expenses                  20.0                   21.3                  21.8
   Proceeds from a settlement of
     legal proceedings                                                                     (0.3)
   Loss on disposition of assets,
     closed store expenses and
     non-recurring charges                     3.7                    8.1                   4.2
                                              ----                   ----                  ----
   Loss before provision (benefit) for
     income taxes, reorganization items
     and interest expense                     (4.6)                 (15.2)                 (3.6)
   Interest expense, net                       3.2                    5.8                   6.2
                                              ----                   ----                  ----
   Loss before provision (benefit) for
     income taxes and reorganization items    (7.8)                 (21.0)                 (9.8)
   Reorganization items                                                                    16.1
                                              ----                   ----                  ----
   Net income (loss) before
     provision (benefit) for income taxes     (7.8)                 (21.0)                (25.9)
   Provision (benefit) for income taxes       (2.9)                   0.1                  (0.1)
                                              ----                   ----                  ----

   Net loss                                   (4.9)%                (21.1)%               (25.8)%
                                              ====                   ====                  ====

         In the second fiscal quarter of fiscal 1998, the Company recorded a $15.2 million charge (4.2% of sales) for the loss on disposition of assets and closed store expenses. The components are as follows (in millions):

  Loss on disposition of assets and closed store expenses:
  Loss on disposition of real estate                                   $ 8.6
  Loss on disposals of closed store fixtures and equipment               2.9
  Closed store expenses                                                  3.7
                                                                       -----
  Total                                                                $15.2
                                                                       =====

         The $8.6 million loss on disposition of real estate represents the loss on sale of 16 properties comprised of closed stores and excess parcels. The $2.9 million loss on disposal of closed store fixtures relates to the excess loss on the disposition of the 28 stores closed since 1997. Both the loss on real estate and loss on closed store fixtures did not result in cash payments. The $3.7 million charge for closed store expenses relates primarily to the loss on inventory and expenses of two closed stores which closed during the second quarter of 1998, located in the Texas cities of San Antonio and El Paso. The balance relates to additional charges for prior closed store lease and severance reserves. These charges may result in future cash payments.

         As a result of the Chapter 11 filings, the Company has recorded the following reorganizational charges (in millions):

  Loss on disposition of real estate                                  $24.4
  Loss on disposals of closed store
     fixtures and equipment                                             6.4
  Closed store expenses                                                 8.9
  Lease rejection damages                                               9.1
  Restructuring charges                                                 7.8
  Retention and severance pay                                           1.8
                                                                      -----
  Total                                                               $58.4
                                                                      =====

         The $24.4 million loss on disposition of real estate represents the write-down to net realizable value of the eight closing store properties held in fee, the write-off of leasehold improvements on the 9 closing store properties held under lease and certain other capitalized and deferred costs. The $6.4 million loss on disposals of closed stores fixtures and equipment represents the write-down to net realizable value of fixtures and equipment of the 17 closing stores. Both the loss on the real estate and the loss on the fixtures and equipment will not result in cash payments. The $8.9 million charge for closed store expenses relates primarily to the loss on inventory ($7.0 million) and the expenses to be incurred in the 17 closing stores during the going out of business sales ($1.9 million). The $7.8 million restructuring charges include legal and professional fees incurred or paid prior to the petition date, the write-off of loan costs previously incurred in connection with the Company's pre-petition working capital facility, certain capitalized inventory costs, and uncollectible receivables from vendors.

         Certain leases on equipment and real estate will be rejected or modified in connection with the Company's efforts to reorganize. The $9.1 million of lease rejection damages is the Company's current estimate of expected loss associated with the rejection of these leases. A $1.8 million charge was recorded to recognize certain retention payments and severance pay in connection with the Company's initiatives. Of the $58.4 million, $2.0 million was paid in cash in FY 1998, and up to an additional $4.5 million may result in future cash payments. The remainder of the charges is non-cash.

         The following represents reserve amounts created by the $58.4 million of reorganization items (in millions):

  Loss on disposition of real estate                                  $ 0.6
  Closed store expenses                                                 8.9
  Restructuring charges                                                 2.5
  Retention and severance pay                                           1.3
                                                                      -----
  Total                                                               $13.3
                                                                      =====

         In the third and fourth quarters of fiscal 1997, the Company recorded non-recurring charges related to store closings, excess and slow moving inventory, severance, outdated technology and the write-off of debt costs in connection with the Company's revolving line of credit. The components are as follows (in millions):

  Cost of Sales:
    Mark-down of slow moving and
     excess inventory                                                 $17.9
    Additional shrinkage                                                9.5
    Write-down for inventory liquidation
     of closing stores                                                 17.6
                                                                      -----
                                                                       45.0
  Non-recurring and other charges:
    Charges related to store closings                                  40.0
    Other charges                                                       4.0
                                                                      -----
                                                                       44.0
  Interest:
    Write-off of deferred debt costs                                    5.3
                                                                      -----
  Total                                                               $94.3
                                                                      =====

         The markdown of excess inventory of $17.9 million was taken to correctly state the value of merchandise at the lower of cost or market. The primary cause for this charge was due to problems experienced in athletic footwear and apparel; both categories were impacted by distribution problems, overly aggressive purchasing and soft sales. The Company took physical inventories in each of its stores at year-end. Throughout the year, management had estimated shrinkage at 2.2% of sales. This estimate was based on the prior year's actual shrinkage of 2.8% and the industry average of 1.5%. The year-end physical inventories resulted in a total shrinkage of 4.0% or approximately 1.8% above the accrual. The additional shrinkage is believed to be primarily attributable to implementation issues in connection with the new merchandising systems and problems encountered with the Company's new distribution facility. In February 1997, the Company changed its inventory distribution method and inventory systems. The Company transitioned the majority of merchandise flow from direct delivery to stores, to a third-party managed cross dock facility. The initial start-up of the cross dock facility caused significant product delays. Because of these delays, the Company experienced lost inventory, poor sales and overstocks, resulting in higher shrinkage and increased markdowns to alleviate seasonal and fashion oriented inventory levels. In October 1997, the Company terminated its relationship with the third-party distribution manager and returned to a merchandise flow direct to the Company's stores. By fiscal year end, inventory levels returned to normal, and the Company expects gross margins to return to historical levels in fiscal 1998. The Company installed new financial and inventory systems to enhance inventory control information and support the existing and future corporate infrastructure. As with any new system, conversion issues arose, but the issues were timely corrected. The new systems gave the Company real-time information to manage and control inventory levels. Many of the aforementioned causes have been addressed and management is focused on reducing and controlling shrinkage during fiscal 1998. Additionally, the Company will be taking physical inventories throughout the year to better estimate the proper shrinkage accrual. The Company recorded the inventory write-down of $17.6 million for store closings inventory liquidation based on the net realizable value of liquidating inventory at 26 stores anticipated to close from January 1998 through May 1998. The establishment of the aforementioned reserves did not result in additional cash payments in fiscal 1997.

         The $40.0 million of charges related to store closings represent the establishment of reserves of $29.1 million for the write-down of closed stores' property and equipment to net realizable value, $6.7 million for expenses attributable to the closing stores and $4.2 million for lease reserves at closing locations. The establishment of these reserves did not result in additional cash payments in fiscal 1997, but resulted in payments of $7.5 million in fiscal 1998.

         Other charges of $4.0 million are for severance agreements attributable to the administrative and management workforce reductions in January 1998, the establishment of reserves for outdated information communications technology and other miscellaneous charges. Cash payments of $0.5 million were made in fiscal 1997 and $2.5 million of cash payments were made in fiscal 1998.

         The Company accelerated the write-off of deferred debt costs in connection with the renegotiation of the Company's credit facility in the amount of $5.3 million. The deferred debt costs were loan fees and legal costs associated with the Company's former $185.0 million revolving credit facility which was revised on January 30, 1998, and subsequently refinanced. The write-off of deferred debt costs were for cash payments of $3.0 million in fiscal 1997, $1.0 million in non-cash payments and an additional $1.3 million for cash payments to be made in fiscal 1998.

         The following represents reserve accounts created by the $55.0 million in charges recorded in 1996, the $94.3 million in charges recorded in 1997 and the $15.2 million in charges in 1998 are as follows (in thousands):

                                            1/31/97                           1/30/98                          1/29/99
Reserve              Initial                Ending                            Ending                           Ending
Description          Addition  Reductions   Balance   Additions  Reductions   Balance    Additions   Reductions  Balance
----------------------------------------------------------------------------------------------------------------------
Markdown of slow
  moving and
  excess inventory                                    $17,928.5  $16,100.0    $1,828.5             $1,828.5
Write-down for
  inventory
  liquidation of
  closing stores                                       17,538.2    7,348.7    10,189.5   $1,465.0  11,654.5
Expenses attributable
  to closing stores                                     6,687.7                6,687.7      935.0   7,455.9      $166.8
Closing store equipment
  reserve                                               5,011.5                5,011.5    2,886.4   7,882.2        15.7
Closed store leases                                     4,221.5      188.9     4,032.6      850.1   3,041.6     1,841.1
Other charges -
 severance & outdated
 communications
 technology          $1,800.0   $841.7      $958.3      3,543.6      720.4     3,781.5      487.3   3,327.2       941.6
Disposition and
 impairment of
 under-performing
 assets               9,228.7  2,253.7     6,975.0                 5,522.3     1,452.7    8,576.2  10,026.8         2.1
                     --------  -------     -------     -------    --------    --------   --------  --------     -------
Reserve Totals      $11,028.7 $3,095.4    $7,933.3    $54,931.0  $29,880.3   $32,984.0  $15,200.0 $45,216.7    $2,967.3
                     ========  =======     =======     =======    ========    ========   ========  ========     =======

     Fiscal 1998 Compared with Fiscal 1997

     The Company began fiscal 1998 with 59 stores; two stores were closed in the second fiscal quarter and two stores opened in the third fiscal quarter. The Company ended the fiscal year with 59 stores. During the fourth fiscal quarter, the Company announced the closing of 17 stores. These 17 stores will run going out of business sales and close in late April, 1999.

     Sales for fiscal 1998 decreased 31.4% to $362.4 million compared with sales of $528.6 million in the prior year. The majority of the sales decline is due to fewer stores in operation. Same store sales decreased by 12.4% for the fiscal year. Same store sales were adversely affected by the following:
     1. Poor sales trends were experienced throughout the retail sporting goods industry as a result of the lack of new exciting product, unfavorable weather conditions, changing consumer preferences and lower average price points caused by heavy discounting.
     2. Apparel sales on a same store basis were off 23.8%, with the biggest declines occurring in licensed apparel and outerwear. License apparel is driven by a number of factors including team uniform changes, the location of league champions and professional sports labor disputes. The NBA lockout, for example, has adversely impacted sales of NBA licensed product. Outerwear sales are driven by weather conditions. An unseasonably warm fall adversely affected sales and led to heavy discounting.
     3. Footwear sales were down 20.9% due to a general decline in the athletic footwear category industry wide. Heavy discounting by the footwear specialty retailers also contributed to the Company's sales declines. Due to the Company's weakened financial condition, the Company could not take advantage of manufacturer close-out merchandise which fueled the sales by the specialty stores and the better capitalized big-box competitors.
     4. Tennis and golf continued poor sales trends as reported by most retailers. The Company's golf offering is limited to mostly entry-level brands and its own controlled label. Famous names such as Ping, Taylor Made and Cobra are not made available to the Company by manufacturers.

         Gross profit for the year was $80.1 million, or 22.1% of sales as compared to $75.1 million or 14.2% of sales in the prior year. This year's gross profit percentage reflects a 0.85% inventory shrinkage whereas last year's inventory shrinkage totaled 4.0% of sales. In the prior year, the Company recorded a $45 million inventory write down, or 8.5% of sales, related to slow moving athletic footwear and apparel, excess shrinkage and the inventory liquidation of closing stores.

         Selling, general and administrative expenses for the fiscal year were $78.9 million, or 21.8% of sales, compared to $112.5 million, or 21.3% of sales, in the prior year. The increase as a percentage of sales was due to lower sales volume leverage on general and administrative expenses and certain operational expenses. Store payroll expense improved 110 basis points versus last year and advertising expense was 34 basis points less than last year.

         During the third quarter of the fiscal year, the Company recorded $1.0 million of income for the settlement of legal proceedings. Due to the size and nature of this settlement, the amount has been separately stated on the Company's financial statements.

         In the second quarter of fiscal 1998, the Company recorded a $15.2 million charge for the loss on disposition of assets and closed store expenses. The components are as follows (in millions):

 Loss on disposition of assets and closed store expenses:
 Loss on disposition of real estate                                    $ 8.6
 Loss on disposals of closed store fixtures and equipment                2.9
 Closed store expenses                                                   3.7
                                                                       -----
 Total                                                                 $15.2
                                                                       =====

         The $8.6 million loss on disposition of real estate represents the loss on sale of 16 properties comprised of closed stores and excess parcels. The $2.9 million loss on disposal of closed store fixtures relates to the excess loss on the disposition of the 28 stores closed since 1997. Both the loss on real estate and loss on closed store fixtures did not result in cash payments. The $3.7 million charge for closed store expenses relates primarily to the loss on inventory and expenses of two closed stores which closed during the second quarter of 1998, located in the Texas cities of San Antonio and El Paso. The balance relates to additional charges for prior closed store lease and severance reserves. These charges may result in future cash payments.

         Loss from operations was $13.0 million, or 3.6% of sales in fiscal 1998 as compared to loss from operations of $80.4 million or 15.2% of sales in fiscal 1997. The loss in the current year is primarily attributable to the $15.2 million charge taken in the second quarter. The loss in the prior year is primarily attributable to $89.0 million in charges taken in the third and fourth quarters.

         Interest expense for fiscal 1998 was $22.4 million, or 6.2% of sales compared to $30.4 million, or 5.8% of sales for the prior fiscal year. The decrease in interest expense relates primarily to a reduction in average debt outstanding due to the liquidation of closed store inventory and the sale of closed store and excess real estate. Average interest rates in fiscal 1998 were up 20 basis points over the prior year. No interest on the convertible subordinated notes was accrued after the petition date.

         Reorganization items represent charges incurred by the Company as part of its Chapter 11 reorganization. The components are as follows (in millions):

 Loss on disposition of real estate                                    $24.4
 Loss on disposals of closed store
   fixtures and equipment                                                6.4
 Closed store expenses                                                   8.9
 Lease rejection damages                                                 9.1
 Restructuring charges                                                   7.8
 Retention and severance pay                                             1.8
                                                                       -----
 Total                                                                 $58.4
                                                                       =====

         The $24.4 million loss on disposition of real estate represents the write-down to net realizable value of the eight closing store properties held in fee, the write-off of leasehold improvements on the 9 closing store properties held under lease and certain other capitalized and deferred costs. The $6.4 million loss on disposals of closed stores fixtures and equipment represents the write-down to net realizable value of fixtures and equipment of the 17 closing stores. Both the loss on the real estate and the loss on the fixtures and equipment will not result in cash payments. The $8.9 million charge for closed store expenses relates primarily to the loss on inventory ($7.0 million) and the expenses to be incurred in the 17 closing stores during the going out of business sales ($1.9 million). The $7.8 million restructuring charges include legal and professional fees incurred or paid prior to the petition date, the write-off of loan costs previously incurred in connection with the Company's pre-petition working capital facility, certain capitalized inventory costs, and uncollectible receivables from vendors. Certain leases on equipment and real estate will be rejected or modified in connection with the Company's efforts to reorganize. The $9.1 million of lease rejection damages is the Company's current estimate of expected loss associated with the rejection of these leases. A $1.8 million charge was recorded to recognize certain retention payments and severance pay in connection with the Company's initiatives. Of the $58.4 million, $2.0 million was paid in cash in FY 1998, and up to an additional $4.5 million may result in future cash payments. The remainder of the charges is non-cash.

         For fiscal 1998 the Company recorded a $163 thousand tax benefit related to certain tax carrybacks. In fiscal 1997 the Company recorded a $483 thousand tax expense as a result of writing off a deferred tax asset that had been recorded in the prior year.

         In the current fiscal year, the Company posted a net loss of $93.5 million, or 25.8% or sales, compared to a net loss of $111.3 million, or 21.1% of sales in the prior fiscal year. The net loss for the current year is primarily attributable to the $15.2 million loss recorded on disposition of assets, closed stores expenses and non-recurring charges and the $58.4 million in reorganization items. In the prior year, the net loss was attributable to the $94.3 million of charges for store closings, inventory write-downs and other charges.

         As part of its Chapter 11 reorganization efforts, management is developing a plan to reorganize and return the Company to profitability. Seventeen unprofitable stores have been closed and expenses reduced accordingly. Sales continue to present the biggest opportunity for management. Proper in-stock levels as well as better presentation of merchandise are believed to be key components to improving sales. Additionally, associates will be trained on improving their customer service skills and sales productivity.

         The Company believes that the sale of real estate that is held for sale will reduce debt and interest expense, although the precise amount that will be available to reduce debt will depend upon the interpretation and enforceability of contractual provisions in various mortgages. Prior to Petition Date, the Company negotiated prepayment premiums of approximately 5% on certain parcels of real estate which were subject to mortgages containing similar contractual provisions. An adverse judicial determination finding the contractual formula to be enforceable would cause the Company to reassess its real estate marketing program.


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

         Gross profit for fiscal 1997 was $75.1 million, or 14.2% of sales, as compared to $119.0 million, or 19.1% of sales in fiscal 1996. The Company incurred a $45.0 million inventory write-down charge, or 8.5% of sales related primarily to slow moving athletic footwear and apparel, excess shrinkage and the inventory liquidation in connection with the closing of 26 stores. In the prior year, the Company took a charge of $32.4 million, or 5.2% of sales, to recognize the loss on outdated and discontinued product. The remaining decrease was attributable to higher buying and occupancy costs as a percentage of sales.

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

         In addition to the $45.0 million inventory charge, the Company incurred $43.0 million of non-recurring charges, or 8.1% of sales, in the current year's third and fourth fiscal quarters for charges as discussed above. In the second quarter of the prior year, the Company recorded a $22.6 million charge, or 3.7% of sales for the disposition of and impairment of underperforming assets, for certain loss contingencies and other charges.

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

         In fiscal 1997, the Company posted a net loss of $111.3 million, or (21.1)% of sales, compared to a net loss of $30.5 million, or (4.9)% of sales for the prior fiscal year. The net loss for the fiscal year was primarily attributable to the $94.3 million of charges for store closings, inventory write-downs and other charges incurred in the third and fourth fiscal quarters with no federal income tax benefit, resulting in the full amount as a charge after tax. In the prior year, the net loss was attributable to the $55.0 million charge for inventory, non-recurring and other items incurred in the second quarter of the prior year reduced by a federal income tax benefit, resulting in a net charge after tax of $34.6 million.


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

         During fiscal 1998, the Company completed the sale of 30 properties totaling $77.1 million. Proceeds were used to reduce bank debt and retire mortgage loans. During fiscal 1997, the Company sold seven properties totaling $5.1 million. Proceeds were used to reduce bank debt. At end of fiscal 1998, the Company had 16 properties with an estimated value of $54.0 million held for sale. Eight of the 16 properties worth an estimated $26.8 million, were under contract or letter of intent to be sold. With the filing of the bankruptcy these sales were subject to Bankruptcy Court approval. Two of these contracts have been approved and one of the two sales has closed. The proceeds from the sale was used to reduce the DIP facility term loans consequently lowing future interest expense and debt service requirements. Sales of the remaining properties, if approved by Bankruptcy Court, will be used to reduce the DIP facility term loans and mortgage debt (assuming the non-enforceability of the yield maintenance provision and pre-payment penalties in certain of the mortgages secured by such properties).

         Operating activities in fiscal 1998 provided cash of $28.4 million compared to a cash use of $34.5 million in fiscal 1997. An orderly reduction in inventory levels in open stores plus the liquidation of inventory in the 18 stores (net) that closed during fiscal 1998 provided the majority of the cash. In fiscal 1997, excess merchandise purchases resulting from implementation issues with the Company's new merchandising system and third party distribution facility caused unplanned inventory increases and a high use of cash.

         Net cash of $71.1 million was provided by investing activities during fiscal 1998 compared to a net cash use of $6.0 million in fiscal 1997. Cash proceeds from the sale of property in fiscal 1998 were $77.1 million compared to $5.1 million in fiscal 1997.

         Cash used in financing activities was $76.0 million in fiscal 1998 compared to $35.9 million of cash provided by financing activities in fiscal 1997. In fiscal 1998 the Company repaid debt from the sale of property and the liquidation of inventory. In fiscal 1997 the Company borrowed on its working capital facility to finance inventory increases.

         As of January 29, 1999, the Company had $67.1 million of long-term mortgage obligations, $98.9 million of borrowings under its revolving line of credit and $18.5 million of borrowings on its term loan. Both the revolving line of credit and the term loan are components of the Company's $150 million credit facility which was completed on July 24, 1998. On December 27, 1998 the Company and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. Thereafter, no additional amounts were drawn under the credit facility agreement. Temporary usage of cash collateral was permitted by the Bankruptcy Court through February 12, 1999. On February 11, 1999, the Company and its lenders agreed to a $110 million Senior Secured Super Priority Debtor-In-Possession Loan and Security Agreement (the "DIP facility"). The DIP facility contains customary events of default and a number of covenants, including restrictions on liens and sales of assets, prohibition on dividends and certain changes in control. There are two financial covenants. As of April 30, 1999, the Company was in compliance with all the DIP facility covenants.

         The DIP facility bears interest on revolving loans at the Company's option, at the Reference Rate plus 0.5% or at LIBOR plus 2.75%.

         Also as of January 29, 1999, the Company had $137.4 million of liabilities subject to compromise. These liabilities relate to debt incurred or existing prior to the petition date and are subject to settlement under terms of a plan of reorganization.

         The inventory liquidation of 17 stores during the first quarter of fiscal 1999 and the proceeds from the sale of property held for sale are expected to provide cash for the repayment of secured debt. This repayment should materially reduce the Company's interest expense in future periods. The Company is not accruing interest on its $74.5 million of convertible subordinated notes during the pendency of its Chapter 11 case.


     Year 2000 Compliance

         Introduction
         The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The problems created by using abbreviated dates appear in hardware, operating systems and other software programs. The Company's Year 2000 ("Y2K") compliance project is intended to determine the readiness of the Company's business for the Year 2000. The Company defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

         Description of Areas of Impact and Risk
         The Company has identified three areas where the Y2K problem creates risk to the Company. These areas are: a) internal Information Technology ("IT") systems; b) non-IT systems with embedded chip technology; and c) system capabilities of third party businesses with relationships with the Company, including product suppliers, service providers (such as credit card processors, telephone, power, security systems, payroll processing) and other businesses whose failure to be Y2K compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

         Plan to Address Year 2000 Compliance
         In the spring of 1997, the Company developed a plan to address Y2K readiness issues. The plan included the identification of IT and non-IT systems for compliance, the readiness of the components and modification or replacement of the components. Testing will be completed on each area before implementation. Finally, contingency plans to address potential risks that the Y2K compliance project will not address need to be developed.

         State of Readiness
         IT Systems - In the spring of 1997, the Company replaced all of its application software from IBM, Microsoft and JDA Software Group (JDA). With the implementation of one programming update from JDA, JumboSports will complete its Y2K compliance in key financial, information and operating systems. The application of the JDA update will require thorough testing of every application at JumboSports. This testing is scheduled to be completed before October 1999, with the applications implemented during October 1999.

         Non-IT Systems - The Company has also reviewed its non-IT systems for Y2K compliance. Areas for modification have be identified and are in process for completion in late 1999.

         Third-Party Business - The Company has obtained from service vendors written statements of Y2K compliance and readiness. For critical vendors, if the Company does not receive a written statement of compliance, the Company will pursue alternative means of obtaining Y2K readiness information, through the review of publicly available information published by such third parties.

         Cost of Project
         The overall cost of the Company's Y2K compliance effort has and is not expected to be material to the company's consolidated financial position, results of operations or cash flows.

         Contingency Plans and Risks
         The Company believes that its approach to Y2K readiness is sound, but it is possible that some business components are not identified, or that the testing process does not result in analysis and remediation of all source code. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by internal system or third party providers failure to be Y2K compliant.

         The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's operating results could be materially adversely affected if it were to be held responsible for the failure of products sold by the Company to be Y2K ready despite the Company's disclaimer of product warranties.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe there is material market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this item is set forth as an exhibit to this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors as of April 29, 1999 are as follows:

 Name                   Age    Occupation/Background
 Jack E. Bush           64     Chairman of the Board since December 5, 1997, Chief  Executive  Officer of the Company from December 16, 1997 to April 13, 1999,  and  President  from
                               February  17, 1999 to April 13,  1999.  Mr. Bush is  President  of Raintree
                               Partners,  Inc., a  management  consulting  firm.  He serves as Director of
                               Stage  Stores,  Inc.  and  Telequip  Company.   Previously,  he  served  as
                               President and Director of Michaels  Stores,  Inc. from 1991-1995.  Mr. Bush is also  currently  Chairman of the Strategic  Planning  Board of Directors
                               of the College of Business and Public  Administration  at the University of
                               Missouri.

 Harold F. Compton      51     Director of the Company  since  December  1996.  Mr.  Compton is  President
                               and  Chief  Operating   Officer  of  CompUSA  Stores,   America's   largest
                               computer  superstore  retailer,  which he joined in 1994 as Executive  Vice
                               President/Operations.  Prior to that,  he  served  as  President  and Chief
                               Operating  Officer of Central  Electric,  Inc. from 1993-1994 and Executive
                               Vice President/Operations and Human Resources of Home Base from 1989-1993.

 R. Don Morris          59     Director  of  the  Company  since  March  1998.   Mr.  Morris   retired  as
                               Executive Vice  President/Chief  Financial Officer of Michaels Stores, Inc.
                               in March 1997.  Prior to 1990,  when he joined Michaels  Stores,  he served as Director,  President  and Chief  Executive  Officer of  Frostcollection,
                               Inc. from 1988-1990.

 Samuel Northrop, Jr.   67     Director of the Company  since August 1996.  Mr.  Northrop  retired in July
                               1996 as Director of Commercial  Banking of Barnett Banks,  Inc., a position he held since  1991.  He joined  Barnett in  November  1986 as Senior  Vice
                               President and Manager of the U.S. Banking Group.  While at Barnett,  he was
                               also a member of the Corporate Loan  Committee and the Management  Advisory
                               Council.  Prior to that,  he served in  various  management  capacities  at
                               Wachovia Bank N.A.

 Ronald L. Vaughn       52     Director of the Company since December 1996.  Dr. Vaughn is President of the
                               University of Tampa, a position he has held since January 1995.  Between
                               1984 and 1995, Dr. Vaughn  held numerous positions at the University including,
                               Dean of the College of Business, Dean of Graduate Studies and Professor.

Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. Executive Officers as of April 29, 1999 are as follows:

 Name                   Age    Position, Principal Occupation and Other Directorships
 Alfred F. Fasola, Jr.  49     Chief  Executive  Officer of the Company  since April 13, 1999.  Mr. Fasola is  co-founder  of the  Taggart-Fasola  Group,  a financial  and  strategic
                               consulting  business.   From  1993-1995,   he  served  as  Chief  Executive
                               Officer of  Herman's  Sporting  Goods in  Carteret,  New  Jersey.  Due to an
                               overly  aggressive  payout to creditors  under a Chapter 11  reorganization in 1995,  Herman's  was forced to re-enter  Bankruptcy  in 1996 and shortly thereafter,  ceased  operations.  Prior to that,  he served as Chairman and
                               Chief Executive  Officer of Circle Express in  Indianapolis,  Indiana,  and
                               President of Purolator Corporation in Basking Ridge, NJ.

 Michael J. Worrall     51     President  of the  Company  since April 13,  1999.  Mr.  Worrall  served at
                               Chief  Information  Officer of Henry Silverman  Jewelers in El Paso, Texas,
                               from  1997-1998 and as Executive Vice  President of  Kuppenheimer  Menswear
                               in  Atlanta,  Georgia,  from  1996-1997.  Previously,  he  served as Senior
                               Vice  President  of  Strategy,  Planning  and  Business  Re-engineering  of
                               Herman's  Sporting  Goods  in  Carteret,  New  Jersey.  Due  to  an  overly aggressive  payout to creditors under a Chapter 11  reorganization in 1995,
                               Herman's   was  forced  to   re-enter   Bankruptcy   in  1996  and  shortly
                               thereafter,  ceased  operations.  Prior to that, he worked in Great Britain for 15 years.

 B. Robert Floum        62     Chief  Operating  Officer of the  Company  since  January  26,  1998.  From
                               1994-1998,  Mr. Floum served as a consultant for a number of  Florida-based retailers.  Prior to 1994,  he served  as  President  and  Chief  Executive
                               Officer of Fisher Big Wheel in New  Castle,  Pennsylvania,  and Senior Vice
                               President of  Merchandising  of Roses Discount  Stores in Henderson,  North
                               Carolina.

 Barry Gold             56     Executive  Vice  President of  Operations,  Logistics  and Loss  Prevention
                               since  March  9,  1998.  Mr.  Gold  previously  served  as  Executive  Vice
                               President  of Stores  and  Operations  for L.  Luria and Son,  a  specialty retailer,  from  1996-1998.  L. Luria and Son filed for protection under Chapter 11 of the Bankruptcy Code on August 13, 1997.  Prior to that he  served  as  Chief
                               Financial Officer of The Flax Art and Design  Company,  Inc. and Vice  Chairman/Chief
                               Operating Officer of Fisher Big Wheel.

         Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a)-3(e) during fiscal year 1998 and Form 5 and amendments thereto furnished to the Company with respect to fiscal year 1998 and any written representation otherwise furnished to the Company, the Company believes that SEC filing requirements applicable to its Directors and officers with respect to the Company's fiscal year ended January 29, 1999, have been fulfilled and that all such filings were made on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION.

         Directors Fees

         Directors of the Company each received, upon their first appointment to the Board, a one-time option grant to purchase 10,000 shares of the Company's Common Stock at the fair market value of the Common Stock on the date of grant. In addition, for so long as the Director were to remain a member of the Board, such director would receive annual compensation in the form of option grants to purchase 1,000 shares of the Company's Common Stock at the fair market value of the Common Stock on the day preceding each Annual Meeting of Stockholders. These options were to vest and become exercisable on the first anniversary of the date of grant, provided the Director then remained a member of the Board. This incentive compensation has not been approved by the Bankruptcy Court.

         In addition, each of said Directors is paid an annual fee of $16,000 and $1,500 for attendance, in person or by telephone, at each Board meeting, plus certain expense reimbursements and allowances. The Bankruptcy Court has approved this compensation.

         Executive Compensation

         Summary Compensation Table

         The following table sets forth, for the years ended January 29, 1999, January 30, 1998 and January 31, 1997, the cash compensation paid by the Company, as well as other compensation paid or accrued for these years to those persons who were at January 29, 1999, the Company's Chief Executive Officer and the other four most highly compensated officers of the Company ("Named Officers"). See discussion under Employment Contracts for additional information.

                                                 Annual Compensation                   Long Term Compensation Awards
                                ----------------------------------------------     ------------------------------------
                                                                  Other Annual      Restricted    Stock       All other
Name and Principal Position     Year    Salary        Bonus       Compensation     Stock Awards  Options(#)     comp.(1)
---------------------------     ----    ------        -----       ------------     ------------  ----------   ----------
Jack E. Bush                    1998    $380,500(2)   $ -0-       $ 174,000(3)     $   -0-         1,000      $  -0-
Chairman, Former                1997      69,479(2)     -0-            -0-             -0-       211,000         -0-
President and Former            1996       N/A  (4)     N/A            N/A             N/A          N/A          N/A
Chief Executive Officer(5)

B. Robert Floum                 1998    $300,000      $ -0-       $ 186,950(3)     $   -0-          -0-       $   936
Chief Operating Officer         1997       N/A  (4)     N/A            N/A             N/A       200,000         N/A
                                1996       N/A  (4)     N/A            N/A             N/A          N/A          N/A

Raymond P. Springer             1998    $257,433      $218,909    $ 120,000(3)     $   -0-        50,000      $10,707
Former Executive Vice           1997     208,063        17,308(6)      -0-             -0-        30,000       24,980
President and Chief             1996     145,385        72,692(6)      -0-             -0-       150,000        1,954
Financial Officer (5)

Barry Gold                      1998    $167,223      $ -0-       $ 149,961(3)     $   -0-       100,000      $ 2,903
Executive Vice President        1997       N/A  (4)     N/A            N/A             N/A          N/A          N/A
Operations                      1996       N/A  (4)     N/A            N/A             N/A          N/A          N/A

Michael Henning                 1998    $139,713      $ 47,657     $   -0-         $   -0-        50,000      $10,376
Senior Vice President           1997     133,492         4,207(6)      -0-             -0-        20,000       11,255
Human Resources                 1996     108,173        27,043(6)      -0-             -0-       100,000        5,126

------------
  (1) Includes Company contributions and participant forfeitures allocated to the accounts of the Named Officers in the Company's Profit Sharing and 401(k) Savings Plan and the Executive Deferred Compensation Plan, premiums paid by the Company for insurance policies on the lives of the Named Officers, the benefits of which are payable to the designated beneficiary of each Named Officer and limited medical reimbursements paid to certain Named Officers.
(2) Represents amounts paid directly to Mr. Bush and to Raintree Partners, Inc., Mr. Bush's management consulting firm, and includes fees associated with Mr. Bush as a Board member.
(3) Represents amounts paid to Named Officer in compliance with Named Officers amended and restated Employment Agreements. Amounts in connection with relocation expenses are included for Mr. Floum and Mr. Gold.
(4) Mr. Bush, Mr. Floum and Mr. Gold joined the Company in January 1998, January 1998 and March 1998, respectively, and accordingly, received no compensation from the Company prior to that date.
(5)  Mr. Bush's and Mr. Springer's employment terminated on April 13, 1999.
(6) Represents a portion of the Named Officer's minimum guaranteed bonus, pursuant to the terms of the Named Officer's employment agreement.

         Option Grants In Last Fiscal Year

         The following table contains information concerning the grant of stock options under the Company's Stock Incentive Plans to the Named Officers during the last fiscal year. These stock options may be subject to modification or elimination as part of the reorganization proceedings.

                                                                                  Potential Realizable Value at
                                                                                       Assumed Annual Rates of
                                                                                      Stock Price Appreciation for
                                         Individual Grants                                  Option Term (1)
                       ------------------------------------------------------     --------------------------------
                                    % of Total
                                     Options
                                    Granted to
                       Options      Employees     Exercise or
                       Granted      In Fiscal      Base Price       Expiration
Name                     (#)          Year(2)       ($/share)(3)        Date             5%           10%
-------------------    --------     ----------    -------------     ----------       -------       -------
Jack E. Bush             1,000(4)      *             1.063           6/17/08            669         1,694
Raymond P. Springer     30,000(5)     4.0%           1.625           4/15/08         30,660        77,700
                        20,000(5)     2.7%           1.813           2/17/08         22,800        57,780
Michael Henning         30,000(5)     4.0%           1.625           4/15/08         30,660        77,700
                        20,000(5)     2.7%           1.563           3/25/08         19,660        49,820
Barry Gold             100,000(6)    13.4%           1.813            3/3/08        114,000       288,900

--------------
(1) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.
(2) Reflected as a percentage of total option grants to all employees under both 1989 Stock Incentive Plan and the 1996 Stock Incentive Plan. A total of 356,600 option grants were made under the 1989 Stock Incentive Plan and 392,563 option grants were made under the 1996 Stock Incentive Plan.
(3) All options were originally granted at the market value on the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.
(4) These options represent Mr. Bush's annual grant as a Director of the Company.
(5) All options granted in 1998 to the Named Officer vest over five years, pursuant to the terms of the Named Officer's Employment Agreement, at the rate of 40% after two years from date of grant and 20% at the end of each subsequent year.
(6) All options granted in 1998 to the Named Officer vest over four years at the rate of 25% each year on the anniversary of the date of grant. .

         *  Represents less than 1%.

         Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

                  None

         Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended January 29, 1999, Messrs. Compton and Morris served on the Compensation Committee. Neither of them are or were formerly officers of the Company, and there were no interlocks between them or any of the Company's executive officers.

         Employment Contracts

         On April 13, 1999, the Bankruptcy Court approved the appointment of Alfred F. Fasola, Jr. as Chief Executive Officer of the Company and Michael J. Worrall as President. Mr. Fasola is to be paid a base annual compensation of $174,000 and is entitled to a performance bonus based upon sustained break-even performance by the Company as defined and to be agreed upon by the Board of Directors (with Bankruptcy Court approval). Mr. Worrall is to paid a base annual compensation of $250,000 and is entitled to a performance bonus to be determined on the same basis as Mr. Fasola. Both Mr. Fasola and Mr. Worrall will be entitled to a success fee upon the sale, reorganization or liquidation of the Company on terms to be agreed upon by the Board of Directors to the extent that such compensation is approved by the Bankruptcy Court.

         On February 23, 1999 and April 22, 1999, the Bankruptcy Court entered orders approving certain compensation arrangements between the Company and Jack
E. Bush, who was on the Petition Date the Company's Chairman, Chief Executive Officer and President, and Raymond P. Springer, who was on the Petition Date the Company's Executive Vice President and Chief Financial Officer. As a result of these orders Messrs. Bush and Springer were authorized to receive (a) regular salary payments and benefits from the Petition Date through April 13, 1999; (b) prorated daily compensation and benefits for up to an additional 45 days; and
(c) one year's salary in the form of a lump sum severance payment plus continued insurance coverage for one year. Messrs. Bush and Springer each received a retention bonus equal to six months' base compensation before the Petition Date.

         The employment agreements of Mr. Floum and Mr. Gold each terminate on the latest of (a) the effective date of a plan of reorganization, (b) dismissal of the Chapter 11 proceedings or (c) December 31, 1999 ("agreement termination date"). Both Mr. Floum and Mr. Gold each received a lump sum retention bonus on December 23, 1998 equal to six months of their respective base compensation. Each employment agreement provides that the retention bonus be refunded to the Company if the respective executive voluntarily terminates his employment prior to the earlier of (a) December 31, 1999, (b) the effective date of a plan of reorganization, (c) the date his employment is involuntarily terminated, or (d) the cessation of retail business operations, Chapter 7 conversion or dismissal of the Chapter 11 case. Additionally, each executive is eligible for a success bonus equal to six months of their respective base compensation payable on the effective date of a plan of reorganization, provided that (a) he remains in the employment of the Company as of the effective date of a plan of reorganization,
(b) the plan is a non-liquidating plan, and (c) the plan is supported by majority vote of the official committees. Each executive is also eligible for severance pay of one year's annual base compensation, so long as he does not voluntarily terminate his employment prior to the agreement termination date.

         Mr. Henning's employment agreement calls for a retention bonus equal to three months' base compensation to be paid on the earlier of (a) the effective date of a plan of reorganization or (b) December 31, 1999, provided he remains in the employ of the Company. Mr. Henning is also eligible for a success bonus equal to three month's base compensation payable on the effective date of a plan of reorganization. The agreement further provides that Mr. Henning is eligible for salary continuation payable every two weeks until alternative permanent employment is accepted, not to exceed twelve months, should his employment be involuntarily terminated by the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     To the best knowledge of the Company based on information filed with the Securities and Exchange Commission and information provided directly to the Company by the persons and entities named below, the following table sets forth the beneficial ownership of the Company's Common Stock, as of March 25, 1999 (unless otherwise noted), by each holder of more than 5% of the Company's Common Stock and by each Director and executive officer of the Company and by the Directors and executive officers as a group.

                                                                                Shares
                                                                             Beneficially            Percent
Name and Address of Beneficial Owner         Position with Company             Owned (1)             of Class
------------------------------------         ---------------------           ------------            --------
Directors/Nominees:
-------------------
Jack E. Bush                                 Chairman of the Board             212,000(2)              1.03%
6222 Raintree Court
Dallas, Texas

Harold F. Compton                             Director                          21,000(2)                *
14951 North Dallas Parkway
Dallas, Texas

R. Don Morris                                 Director                            -0- (2)                *
P.O. Box 988
Mt. Vernon, Texas

Samuel Northrop, Jr.                          Director                          12,000(2)                *
8140 Mar del Plata
Jacksonville, Florida

Ronald L. Vaughn                              Director                          11,000(2)                *
401 W. Kennedy Blvd.
Tampa, Florida

Former Executive Officers:
--------------------------
Raymond P. Springer                           Former Executive Vice             32,000                   *
4701 W. Hillsborough Avenue                   President and Chief
Tampa, Florida                                Financial Officer

Other Executive Officers:
-------------------------
Alfred F. Fasola, Jr.                         Chief Executive Officer             -0-                    *
4701 W. Hillsborough Avenue
Tampa, Florida

B. Robert Floum                               Chief Operating Officer          200,000(2)                *
4701 W. Hillsborough Avenue
Tampa, Florida

Barry Gold                                    Executive Vice President/        100,000(2)                *
4701 W. Hillsborough Avenue                   Operations, Logistics and
Tampa, Florida                                Loss Prevention

Michael J. Worrall                            President                           -0-                    *
4701 W. Hillsborough Avenue
Tampa, Florida

Beneficial Owners in
Excess of 5% Ownership:
-----------------------
Investcorp S.A.                                ---                           2,793,914(3)             13.68%
37 rue Notre-Dame
Luxembourg

Dimensional Fund Advisors Inc.                 ---                           1,026,300 (4)             5.03%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

All current Directors and executive                                            556,000                 2.22%
officers as a group (9 persons)

     * Represents less than one percent

------------------------

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to dispose, or direct the disposition of a security. The named stockholders have sole power to vote and dispose of all shares shown as being beneficially owned by them, except as otherwise indicated.
(2)  Includes all stock options vested as of April 20, 1999.
(3) As of January 29, 1999, Investcorp S.A. does not hold any shares of the Company directly. Share ownership listed above includes shares held by Investcorp's indirect wholly-owned subsidiaries, as to which shares Investcorp holds sole voting and investment power. Share ownership also includes 2,793,914 shares held by various Cayman Islands corporations, none of which and none of the beneficial owners of which own individually more than 5% of the Company's shares but as to which Investcorp may be deemed to share beneficial ownership as a result of certain revocable management contracts between Investcorp and the beneficial owners of such shares pursuant to which Investcorp has the authority to direct the voting and disposition of the shares. Investcorp owns no stock in the Cayman Islands corporations that hold the shares subject to such revocable management contracts.
(4) As of February 11, 1999, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 1,026,300 shares, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of The DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with their respective employment agreements, and pursuant to the terms thereof, during fiscal year 1996 the Company loaned $166,667, $137,500 and $30,250 to each of Messrs. Bebis (former Chairman, President and Chief Executive Officer), Springer and Henning, respectively, to assist them with the purchase of non-registered shares of the Company's Common Stock. In lieu of incurring the expense of registering Mr. Bebis' shares as provided in his termination agreement, the Company accepted the shares, valued at the closing price 90 days after Mr. Bebis' date of termination, plus cash in satisfaction of the outstanding loan balance. As of January 29, 1999, each of the outstanding loans had been repaid in full.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of this Annual Report on  Form 10-K:

     (1)  Financial Statements
                                                                            Page
     Reports of Independent Accountants......................................F-1
     Consolidated Balance Sheets.............................................F-3
     Consolidated Statements of Operations...................................F-4
     Consolidated Statements of Stockholders' Equity.........................F-5
     Consolidated Statements of Cash Flows...................................F-6
     Notes to the Consolidated Financial Statements..........................F-7

     (2) All schedules have been included as an Exhibit or the information is included elsewhere in the financial statements or notes thereto incorporated by reference in Item 8 of this Annual Report on Form 10-K.

     (3)  Exhibits - See Exhibit  Index on page 26 and 27.


(b)   Reports on Form 8-K:

     On December 27, 1998, JumboSports Inc., a Florida corporation, and its subsidiaries Guide Series, Inc. and Property Holdings Company I filed Voluntary Petitions for Relief (Case Nos.98-22545-8C1, 98-22546-8C1 and 98-22547-8C1, respectively) under Chapter 11 of Title 11 of the United States in United States Bankruptcy Court for the Middle District of Florida, Tampa Division reported on Form 8-K on January 14, 1999.

                                  EXHIBIT INDEX
Exhibit
Number        Description

      Financial Statements - see index on page 25.
      Financial Statement Schedules - see index on page 25.
3.1 Articles of Incorporation of JumboSports Inc. Incorporated by reference to the exhibits included in the Company's Annual Report on Form 10-K/A filed on November 16,1998.
3.2   Bylaws of  JumboSports  Inc.  Incorporated  by  reference  to the exhibits included in the Company's Annual Report on Form 10-K/A filed on March 12, 1998.
4.1   Specimen Common Stock  Certificate.  Incorporated by reference to the exhibits included in the Company's Annual Report on Form 10-K/A filed on November 16,1998.
4.2   Specimen  of Debt  Security.  Incorporated  by  reference  to the exhibits included in the Company's Annual Report on Form 10-K/A filed on November 16,1998.
4.3   Indenture  between  JumboSports  Inc.  and  Barnett  Banks  Trust
      Company, National Association, as Trustee. Incorporated by reference to exhibits included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 30, 1994.
4.4   Supplemental   Indenture  Agreement,   dated  February  14,  1997,
      between JumboSports Inc. and The Bank of New York. Incorporated by reference to the exhibits included in the Company's Form 8-B filed on June 11, 1997.
4.5   Rights  Agreement,  dated  June 12,  1996,  between  JumboSports  Inc.
      and ChaseMellon Shareholder Services, LLC. Incorporated by reference to the exhibits included in the Company's Form 8-A filed on June 20, 1996.
4.6 Rights Certificate. Incorporated by reference to the exhibits included in the Company's Form 8-A filed on June 20, 1996.
10.1  1989 Stock Incentive  Plan, as amended through June 23, 1994.
      Incorporated by reference to exhibits  included in the  Company's
      Annual Report on Form 10-K for the fiscal year ended January 29, 1995.
10.2 Amendment to 1989 Stock Incentive Plan. Incorporated by reference to the exhibits included in the Company's Form S-8 Registration Statement filed on January 28, 1998 (Registration No. 333-45041).
10.3 1996 Stock Incentive Plan. Incorporated by reference to the exhibits included in the Company's Form 8-B filed June 11, 1997.
10.6 Officers' Medical Reimbursement Plan. Incorporated by reference to exhibits included in the Company's Registration Statement on Form S-1 (Registration Statement No. 33-50098).
10.7 Amended and Restated Credit Agreement, dated as of May 28, 1997, among JumboSports, each of the subsidiaries of JumboSports, Barnett Bank, N.A., NationsBank, N.A., and each of the Lenders (as defined in the Amended and Restated Credit Agreement).
10.8 Form of Stock Option Agreement pursuant to the 1989 Stock Incentive Plan for options granted to employees. Incorporated by reference to the exhibits included in the Company's Annual Report on Form 10-K/A filed on November 16,1998.
10.9 Form of Stock Option Agreement pursuant to the 1996 Stock Incentive Plan for options granted to Directors. Incorporated by reference to the exhibits included in the Company's Annual Report on Form 10-K/A filed on November 16,1998.
10.10 Employee  Stock  Purchase  Plan,  as amended  through  November  14,
      1994. Incorporated by reference to exhibits included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995.
10.11 Amendment  Agreement,  dated  January 30,  1998,  among  JumboSports
      Inc., Barnett Bank, N.A., NationsBank,  N.A., and each of the lenders
      (as defined in the Amendment Agreement). Incorporated by reference to exhibits included in the Company's Form 8-K filed on February 10, 1998.
10.12 Loan and Security Agreement,  dated July 24, 1998, among JumboSports,
      Inc. and Foothill Capital Corporation, Paragon Capital LLC, Congress Financial Corporation, Foothill Partners III, L.P. and each of the lenders (as defined in the Amendment Agreement). Incorporated by reference to exhibits included in the Company's Form 8-K on August 27, 1998.

                                  EXHIBIT INDEX

10.13 Senior Secured, Super-Priority Debtor-In-Possession Loan and Security Agreement, dated February 12, 1999, among JumboSports Inc. and Foothill Capital Corporation, Congress Financial Corporation and each of the lenders (as defined in the Agreement).
10.14 Amended and Restated Employment Agreement dated as of March 16, 1999 between the Company and Jack E. Bush.
10.15 Amended and Restated Employment Agreement dated as of March 16, 1999 between the Company and B. Robert Floum.
10.16 Amended  and  Restated  Employment  Agreement  dated as of March 16, 1999 between  the  Company and Raymond P. Springer.
10.17 Amended and Restated Employment Agreement dated as of March 16, 1999 between the Company and Barry Gold.
10.18 Amended  and  Restated  Employment  Agreement  dated as of March 16, 1999 between  the  Company and Michael Henning.
12    Computation of Ratio of Earnings to Fixed Charges.
21    List  of  Subsidiaries.  Incorporated  by  reference  to  exhibits included  in the  Company's  Annual  Report  on Form  10-K for the
      fiscal year ended January 28, 1996.
23.   Consent of PricewaterhouseCoopers LLP
27    Financial Data Schedule (Edgar filing-only).
99    Schedule II - Valuation and Qualifying Accounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 1999.

                                                JumboSports Inc.
                                                  (Registrant)



                                          By:   /s/  ALFRED F. FASOLA JR.
                                          Alfred F. Fasola, Jr.,
                                          Chief Executive Officer
                                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

                                           By:   /s/ ALFRED F. FASOLA, JR.
                                           Alfred F. Fasola, Jr.,
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                           By:   /s/ MICHAEL J. WORRALL
                                           Michael J. Worrall, President

                                           By:  /s/  JEROME A. KOLLAR
                                           Jerome A. Kollar, Chief Financial
                                           Officer

                                           By:  /s/  JACK E. BUSH
                                           Jack E. Bush, Chairman of the Board
                                           of Directors

                                           By:   /s/ HAROLD F. COMPTON
                                           Harold F. Compton,  Director

                                           By:   /s/ R. DON MORRIS
                                           R. Don Morris, Director

                                           By:   /s/ SAMUEL NORTHROP, JR.
                                           Samuel Northrop, Jr.,  Director

                                           By:   /s/ RONALD L. VAUGHN
                                           Ronald L. Vaughn,  Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders of JumboSports Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of JumboSports Inc. and its subsidiaries (the "Company") at January 29, 1999, and January 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, thereby raising substantial doubt about its ability to continue as a going concern. The Company has not filed a plan of reorganization with the Bankruptcy Court. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the petitions for reorganization.


PRICEWATERHOUSECOOPERS LLP


Tampa, Florida
April 23, 1999

                                JUMBOSPORTS INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                January 30,              January 29,
                                                                   1998                     1999
                                                                -----------              -----------
ASSETS
 Current assets:
  Cash and cash equivalents                                      $     345                $  23,809
  Accounts receivable, (net of allowance for doubtful
    accounts of 299 & 292 respectively)                              4,654                    3,066
  Inventories                                                      185,047                  121,586
  Property under contract for sale                                  78,801                   10,248
  Prepaid expenses and other assets                                  3,819                    1,527
  Income tax receivable                                              1,556                      447
  Prepaid inventory                                                                           3,900
                                                                 ---------                ---------
        Total current assets                                       274,222                  164,583
                                                                 ---------                ---------

 Property held for sale                                            28,712                    32,456
 Property and equipment, net                                      145,747                    94,357
 Other assets:
    Cost in excess of fair value of net assets acquired, net       10,803                    10,462
    Other                                                           7,065                     6,109
                                                                 --------                 ---------
       Total other assets                                          17,868                    16,571
                                                                 --------                 ---------
 Total assets                                                   $ 466,549                 $ 307,967
                                                                 ========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
  Current portion of long-term debt                             $   1,008                 $     893
  Accounts payable                                                 26,443                     3,468
  Accrued expenses                                                 13,717                     7,108
  Accrued non-recurring charges                                    32,984
  Accrued reorganization items                                                               13,310
  Other                                                             4,101                     2,724
                                                                 --------                 ---------
       Total current liabilities                                   78,253                    27,503

  Other long-term liabilities                                       4,241                     1,267
  Revolving credit agreement                                      174,037                    98,934
  Credit facility term loan                                                                  18,471
  Long-term debt less current maturities                           86,770                    67,224
  Convertible subordinated notes                                   74,750
  Liabilities subject to compromise                                                         139,633
                                                                 --------                 ---------
       Total liabilities                                          418,051                   353,032
                                                                 --------                 ---------

 Commitments and contingencies (Notes 3 and 7)

 Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
   authorized,  20,386,155 and 20,420,001
   shares issued and outstanding, respectively                        204                      204
 Additional paid-in capital                                       149,809                  149,760
 Accumulated deficit                                             (101,515)                (195,029)
                                                                 --------                 --------
       Total stockholders' equity (deficit)                        48,498                  (45,065)
                                                                 --------                 --------
 Total liabilities and stockholders' equity                      $466,549                 $307,967
                                                                 ========                 ========

See Notes To The Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                      Fiscal          Fiscal           Fiscal
                                                                       1996            1997             1998
                                                                     --------         --------        --------
    Sales                                                            $624,019         $528,634        $362,395
    Cost of sales including buying
       and occupancy costs                                            505,062          453,509         282,251
                                                                     --------         --------        --------
    Gross profit                                                      118,957           75,125          80,144

    Selling, general and administrative expenses                      124,918          112,489          78,911
    Proceeds from a settlement of legal proceedings                                                     (1,000)
    Loss on disposition of assets, closed store expenses,
       and other charges                                               22,568           43,055          15,200
                                                                     --------         --------        --------
    Loss before provision (benefit) for income taxes,
       reorganization items and interest expense                      (28,529)         (80,419)        (12,967)
    Interest expense, net                                              19,890           30,395          22,366
                                                                     --------         --------        --------
    Loss before provision (benefit) for
       income taxes and reorganization items                          (48,419)        (110,814)        (35,333)
    Reorganization items                                                                                58,344
                                                                     --------         --------        --------
    Loss before income taxes                                          (48,419)        (110,814)        (93,677)
    Provision (benefit) for income taxes                              (17,875)             483            (163)
                                                                     --------         --------        --------
    Net loss                                                         $(30,544)       $(111,297)       $(93,514)
                                                                     ========         ========        ========

    Basic and diluted loss per common share                            $(1.53)         $(5.47)          $(4.58)


See Notes To The Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)


                                                                       Additional
                                                 Common Stock            paid-in         Accumulated
                                             Shares       Par Value      capital     earnings (deficit)     Total
                                          ----------      ---------    ----------    ------------------     -----
Balance, January 28, 1996                 19,769,059      $     198    $   147,006      $    40,326         $ 187,530
    Issuance of common stock                 570,350              5          1,600                              1,605
    Tax benefit of exercise of options                                       1,033                              1,033
    Net loss                                                                                (30,544)          (30,544)
                                          ----------      ---------    -----------      -----------          --------

Balance, January 31, 1997                 20,339,409            203        149,639            9,782           159,624
    Issuance of common stock                  46,746              1            157                                158
    Tax benefit of exercise of options                                          13                                 13
    Net loss                                                                               (111,297)         (111,297)
                                          ----------      ---------    -----------      -----------          --------

Balance, January 30, 1998                 20,386,155           204        149,809          (101,515)           48,498
                                          ----------      ---------    -----------      -----------          --------
    Issuance of common stock and
     cancellation of non-registered
     stock                                    33,846                          (49)                                (49)
    Net loss                                                                                (93,514)          (93,514)
                                          ----------      ---------    -----------      -----------          --------

Balance, January 29, 1999                 20,420,001      $     204    $  149,760       $  (195,029)         $(45,065)
                                          ==========      =========    ===========      ===========          ========



See Notes To The Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                             DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                           Fiscal            Fiscal          Fiscal
                                                                            1996              1997            1998
                                                                           ------            ------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(30,544)      $(111,297)        $(93,514)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation                                                          8,656           9,840            6,869
       Gain (loss) on asset sales                                             (478)             11
       Amortization of cost in excess of the fair value of
          net assets acquired                                                  342             342              342
       Deferred loan cost and other amortization                             1,048           1,456              677
       Deferred loan cost write off                                                          5,345
       Loss on disposed assets  and other charges                           22,568          43,055           15,200
       Reorganization charges                                                                                58,344
       Decrease (increase) in deferred tax asset                            (1,586)          1,586
       Decrease in deferred income tax liability                            (4,388)
       Decrease (increase) in accounts receivable                            2,589          (2,316)           1,588
       Decrease in inventories                                              35,144          16,043           63,461
       Decrease (increase) in prepaid expenses and other assets             (2,000)            (77)           1,924
       Increase in prepaid inventory                                                                         (3,900)
       Decrease (increase) in income tax receivable                        (11,386)          9,830            1,108
       Decrease (increase) in other assets                                  (1,818)            391              107
       Increase (decrease) in accounts payable                              (7,278)        (10,607)          14,292
       Decrease in accrued expenses                                           (133)         (3,281)          (1,062)
       Increase (decrease) in other current liabilities                       (300)          5,100          (37,066)
       Increase in deferred rent and other long term liabilities             2,380              82             (310)
       Increase in income taxes payable                                        398                              303
                                                                           -------         -------           ------
          Net cash provided by (used in) operating activities               13,214         (34,497)          28,363
                                                                           -------         -------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (15,236)        (11,164)          (6,041)
     Sale leaseback proceeds                                                 2,150
     Net collections under note receivable                                      31              16              106
     Cash proceeds from sale of property                                     1,220           5,143           77,051
                                                                           -------         -------           ------
          Net cash provided by (used in) investing activities              (11,835)         (6,005)          71,116
                                                                           -------         -------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net                                 1,600             158               29
     Tax benefit of options exercised                                        1,033              13
     Net payments (borrowings) under stock purchase plan                      (482)            132              301
     Proceeds from mortgage financing                                       13,039          72,425
     Net borrowings under revolving credit agreements                       24,595          42,467              378
     Net repayments under revolving credit agreements                      (35,660)        (72,425)         (75,481)
     Borrowings under term loan                                                                              30,683
     Repayments under term loan                                                                             (12,212)
     Repayments of long term debt                                             (578)           (746)         (17,289)
     Loan and other financing costs                                         (3,572)         (6,121)          (2,424)
                                                                           -------         -------           ------
          Net cash provided by (used in) financing activities                  (25)         35,903         ( 76,015)
                                                                           -------         -------           ------

     Net increase (decrease) in cash and cash equivalents                    1,354          (4,599)          23,464
     Cash and cash equivalents, beginning of period                          3,590           4,944              345
                                                                           -------         -------           ------
     Cash and cash equivalents, end of period                             $  4,944     $       345         $ 23,809
                                                                           =======         =======           ======

Supplemental Disclosure Cash Flow Information Cash paid during year for:
       Interest (net of amounts capitalized)                              $ 19,482     $    24,997         $ 20,931
       Income taxes                                                       $     40     $        44         $     13

See Notes To The Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS EXCEPT FOR SHARE, PER SHARE DATA AND AS OTHERWISE NOTED)

Note 1 - Summary of Significant Accounting Policies

     CHAPTER 11
         On December 27, 1998 (the "Petition Date"), after experiencing a poor holiday season and with increased pressure being applied by the Company's lenders and suppliers, JumboSports Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court"). These related proceedings are being jointly administered under the caption "In re.: JumboSports Inc., d/b/a Vacations Travel, f/k/a Sports & Recreation, Inc., and f/d/b/a/ Sports Unlimited, Guide Series, Inc. and Property Holdings Company I" Case Nos. 98-22545-8C1, 98-22546-8C1 and 98-22547-8C1, pursuant to an order of the Bankruptcy Court. The following subsidiaries were not included in the bankruptcy filings and are not material to the Company's consolidated financial statements: Nationwide Team Sales, Inc., Retail Process Management, Inc., Sports & Recreation, Inc., Sports & Recreation Holdings of PA, Inc. and Construction Resolution, Inc.

         The bankruptcy petitions were filed in order to preserve cash and permit the Company an opportunity to reorganize while working to restructure its indebtedness. Pursuant to the Senior-Secured Super Priority Debtor-In-Possession Loan and Security Agreement (the "DIP facility") dated February 12, 1999, among JumboSports Inc., as Borrower, various financial institutions, as Lenders, Foothill Capital Corporation, as Agent and Congress Financial Corporation (Southern), as Co-Agent, the lenders have agreed to provide up to $110 million in post-petition financing to the Company.

         As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect claims or debts arising pre-petition. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. The plan of reorganization will set forth the means for satisfying claims, including the liabilities subject to compromise, and interests in the Company and its debtor subsidiaries. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require approval of the Bankruptcy Court.

         The Company expects to propose a plan of reorganization for itself and the other filing subsidiaries. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through June 1, 1999. The Company intends to request a further extension of the exclusivity period while management works on implementing new operating strategies that are intended to improve operating performance. There can be no assurance that the Bankruptcy Court will grant such further extension or that management's new strategies will produce the desired results. After the expiration of the exclusivity period, creditors of the Company have the right to propose their own plans of reorganization. A plan of reorganization, among other things, may result in material dilution or elimination of the equity of existing stockholders as a result of the issuance of equity to creditors or new investors.

         At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or stockholders. The Company's independent accountants have issued a report expressing doubt about the Company's ability to continue as a going concern. See the Consolidated Financial Statements of the Company beginning on page F-1.

         The Company does not plan to hold annual stockholder meetings during the pendency of its Chapter 11 case.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to substantial doubt. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP facility and the ability to generate sufficient cash from operations to meet obligations.

     LEGAL PROCEEDINGS
         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is a party will have a material adverse effect on its financial condition or results of operations.

         On Sunday, December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. These related proceedings are being jointly administered under the caption "In re.:
JumboSports Inc., d/b/a/ Vacations Travel, f/k/a Sports & Recreation, Inc., and f/d/b/a Sports Unlimited, Guide Series, Inc. and Property Holdings Company I", Case Nos 98-22545-8C1, 98-22546-8C1 and 98-22547-8C1. The following subsidiaries were not included in the bankruptcy filings: Nationwide Team Sales, Inc., Retail Process Management, Inc., Sports & Recreation, Inc., Sports & Recreation Holdings of PA, Inc. and Construction Resolution, Inc.

         In connection with the Bankruptcy filing, all pre-petition actions against the Company have been stayed.

         A complaint was filed on March 23, 1999, in the Bankruptcy Court, "LaSalle National Bank, Trustee for JP Morgan Commercial Mortgage Finance
Corporation Pass-through Certificate Series 1997-C5, acting by and through AMRESCO Management, Inc., its Special Servicer" v. JumboSports Inc., which alleges that JumboSports did not have the right to terminate certain Trusts of which JumboSports was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate ("the Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial declaration that the Property in question is not property of JumboSports, the Debtor's estate, and that the Plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The Plaintiff further seeks a judicial declaration that the Trusts are separate legal entities, that the Trusts have not been terminated, that the termination is not valid, that there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents and that there has been no transfer of the Property to the Debtor. Management is currently unable to predict the outcome of this case or the impact of an adverse ruling on its reorganization efforts. The Company expects to file its written responses and any claim for affirmative relief by April 30, 1999.

     ORGANIZATION
         On  January  31,  1997,  JumboSports  Inc.  and its  subsidiaries  (the
"Company"), previously Sports & Recreation, Inc., operated 85 retail sporting goods outlets in 29 states. In fiscal 1997 the Company announced the closings of 26 stores. On January 31, 1998, the Company operated 59 stores in 23 states. In fiscal 1998 the Company opened two new stores and announced the closing of 19 stores. On January 30, 1999, the Company will operate 42 stores in 18 states.

     PERIODS PRESENTED
         In fiscal 1996, the Company changed to utilizing a 52 or 53 week fiscal year ending on the Friday closest to the end of January, as compared to a 52 or 53 week fiscal year ending on the Sunday closest to the end of January. This change in fiscal year caused fiscal year 1996 to be a 52 week and five day period. The financial statements presented are for the 52 week and five day period ended January 31, 1997 ("fiscal 1996"), for the 52 week period ended January 30, 1998 ("fiscal 1997") and for the 52 week period ended January 29, 1999 ("fiscal 1998").

     PRINCIPLES OF CONSOLIDATION
         The  consolidated   financial   statements   include  the  accounts  of
JumboSports Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     BASIS OF ACCOUNTING
         The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles. Actual results can differ from these estimates.

     CASH EQUIVALENTS
         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     INVENTORIES
         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market for fiscal 1996 and for fiscal 1997 at the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The cumulative effect of the change to the FIFO retail method was immaterial. Proforma effects of the change for prior periods is not determinable. The Company considers cost to include the direct cost of merchandise, plus internal costs associated with merchandise procurement, storage, handling, and distribution. Selling, general and administrative costs capitalized into ending inventory were $4,128 and $4,237 in fiscal 1997 and fiscal 1998, respectively.

     PROPERTY AND EQUIPMENT
         Property is recorded at cost and includes interest on funds borrowed to finance construction. Capitalized interest was approximately $135, $221 and $37 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. Depreciation and amortization are provided using the straight-line method over the estimated useful service lives of the related assets. Costs and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to operations.

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

     ADVERTISING COSTS
         Advertising costs are expensed the first time advertising takes place. Included in selling, general and administrative expenses for fiscal 1996, fiscal 1997 and fiscal 1998 are $13,309, $17,498 and $10,778 respectively, of advertising expenses.

     DEFERRED LOAN CHARGES
         Deferred loan charges represent fees paid in connection with the acquisition of certain of the Company's debt. These charges are being amortized using the interest method over the term of the related debt. Net deferred loan costs were $2,217, $3,140 and $2,234 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

     IMPAIRMENT OF ASSETS
         SFAS 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of", requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. In conducting its review, management considers, among other things, its current and expected operating cash flows together with a judgment as to the fair value the Company could receive upon sale of its investment. Based on this review, the Company recorded a $5.2 million pre-tax charge as part of the $22.6 million charge it took in the second quarter of fiscal 1996. In fiscal 1997 and 1998 the Company recorded charges of $21.2 million and $8.6 million, respectively, for the write-down to net realizable values for closing stores.

         Although, the Company adopted SFAS 121 in fiscal 1996, the Company did not realize an impairment of long-lived assets until the second quarter of fiscal 1996 because of the corporate philosophy change from rapid expansion and growth to individual store profitability and contribution measurements. The change in philosophy came about due to a management change during February 1996. New management changed the focus concentrating on building infrastructure in order to support successful and profitable store expansion. To accomplish this, third party consulting groups were retained to build a real estate site selection model projecting revenues based on the Company's customer base and demographics for the existing and future store sites. With the developed model's information, the Company used the revenue projections to determine if the potential future sites under development at the time, would meet the Company's minimum return on investment. This allowed the Company to segregate the assets to be held and used, and to be disposed of. The analysis completed during the second fiscal quarter of 1996 showed that the impairment was for sites that were not opened and charges pertaining to SFAS 121 were recognized accordingly. The Company has completed the analysis on a periodic basis, and has made determinations to close stores and impair the assets relating to those stores, as evidenced in fiscal 1997.

     COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a 40 year period. Accumulated amortization was $2,862 and $3,204 as of January 30, 1998, and January 29, 1999, respectively.

     FAIR VALUES OF FINANCIAL INSTRUMENTS
         The carrying value of the Company's cash, receivables, accounts payable, revolving credit agreement, and long term debt approximate their fair values. The fair value of the convertible subordinated notes was approximately $31,000 and $4,900 on January 30, 1998, and January 29, 1999, respectively, based upon current market rates.

     TOTAL INTEREST EXPENSE AND RISK MANAGEMENT INSTRUMENTS
         Total interest expense incurred was $29,092, $30,928 and $24,790 for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The Company, in connection with its revolving credit facility, had entered into $100,000 of interest rate collar agreements. These agreements qualify for hedge accounting and are amortized to interest expense. The $100 million of interest rate collars impacted interest expense by $15, $48 and $8 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. Interest not accrued on the Senior Subordinated Notes from the Petition Date to January 29, 1999 was $265.

         The Company's $100 million of interest rate collar agreements expired by June 1998.

     EARNINGS PER COMMON SHARE
         Earnings per common shares is calculated in accordance with SFAS No. 128, "Earnings Per Share," and is based on the weighted average number of common shares outstanding during each year as follows:

                                             Weighted Average
              Year                          Shares Outstanding
           ---------------------------------------------------
            Fiscal 1996                         19,984,993
            Fiscal 1997                         20,363,299
            Fiscal 1998                         20,404,857

     ACCOUNTING PRONOUNCEMENTS
          In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting income which includes translation adjustments. In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also effective for periods ending after December 15, 1998. This statement establishes additional disclosure requirements for business segments.

          In 1998 the FASB issued SFAS No. 133 "Derivative Financial Instruments and Hedging Activities", which is effective for periods ending after June 15, 1999. This statement establishes standards for disclosing and valuing off balance sheet risk instruments.

          None of the above statements are applicable to the Company in the current reporting period.

Note 2 - Property and Equipment

                                                                                                  Estimated
                                                             January 30,          January 29,       Useful
                                                                 1998                 1999      Life(in Years)
                                                             -----------          -----------   --------------
       Land                                                  $    90,570          $    49,555
       Buildings                                                 105,617               59,126       15 - 39
       Furniture, fixtures and equipment                          40,445               23,022        3 - 10
       Leasehold improvements                                     44,085               31,630       15 - 39
       Assets held under capital lease                             2,182                6,412
       Construction in-process                                     6,726
                                                             -----------          -----------
               Total property and equipment, cost                289,625              169,745
       Less accumulated depreciation and amortization             36,365               32,684
                                                             -----------          -----------
               Total property and equipment, net                 253,260              137,061
       Less property under contract for sale                      78,801               10,248
       Less property held for sale                                28,712               32,456
                                                             -----------          -----------
               Property and equipment, net                   $   145,747          $    94,357
                                                             ===========          ===========

Note 3 - Revolving Credit Agreement

         On July 24, 1998, the Company entered into a new five-year, $150,000 secured revolving loan and term loan agreement ("the Loan facility"). Proceeds of the loans were used to retire the existing $180 million secured revolving credit facility that was scheduled to mature on May 31, 1999, and to fund on-going working capital requirements. During the term of the Loan facility, the Company is restricted from making any distribution or declaring or paying any dividends (in cash or other property, other than capital stock) on, or purchasing, acquiring, redeeming or retiring any of the Company's capital stock, of any class, whether now or hereafter outstanding; provided however, that the Company is permitted to redeem shares of its capital stock in an amount not to exceed $200 thousand in the aggregate. Other restrictions include limitations on additional indebtedness, disposals of assets, change of control, investments and capital expenditures. There are no financial performance covenants.

         The term loans consist of a Tranche A and a Tranche B. The Tranche A term loan was initially funded at $20.5 million and the Tranche B term loan was initially funded at $10.2. Interest on the Tranche A term loan accrues at the Reference Rate (the variable rate of interest most recently announced by Norwest Bank Minnesota, N.A. as it "base rate") plus 1.50%. Interest on the Tranche B term loan accrues at 12.5%. Total principal installments of $511 are to be paid monthly commencing with October 1, 1998, and continuing on the first day of each succeeding month.

         The Company is required to prepay the term loans with the Net Proceeds from the sale of the Real Property Collateral pursuant to a prescribed allocation as set forth in the loan agreement. All prepayments of principal are applied ratably to principal installments in order of their maturity. Due to prepayments, future principal installment obligations have been satisfied through October 1, 2000.

         Availability under the Tranche A advances is limited to the lower of $125 million less Tranche A term loans and an amount based on a predetermined formula which includes a provision for up to 80% of eligible accounts and approximately 70% of eligible inventory. Interest accrues on Tranche A advances, at the Company's option, based upon the Reference Rate plus .50% (8.0% at January 29, 1999) or the Eurodollar Rate (LIBOR or other Eurodollar rates selected by Agent) plus 250 basis points.

         Anytime that no Tranche A availability exists, Tranche B advances may be requested by the Company. Availability on Tranche B advances is limited to the lesser of $15 million and an amount based on a predetermined formula which includes a provision for approximately 10% of eligible inventory. Interest accrues on Tranche B advances at the Reference Rate plus 3.0%.

         The Loan facility also includes a letter of credit subfacility. Commitments under the letter of credit subfacility are limited to the lesser of $10 million or availability under the revolving line of credit (Tranche A and Tranche B). At January 29, 1999, outstanding commitments under the letter of credit subfacility were $1.4 million.

         The Agreement also contains a provision for early termination, at the option of the Company, with a payment of an early termination premium to the lender.

         On December 27, 1998, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. Thereafter, no additional amounts were drawn under the Loan facility. On January 8, 1999, the Bankruptcy Court entered a Preliminary Order Granting Debtor's Emergency Motion for Authority to Use Cash Collateral effective as of December 28, 1998. At a hearing on January 21, 1999, the Company announced to the Court an agreement had been reached between the Company and its secured lenders for debtor-in-possession financing ("the DIP facility") and that a motion to seek approval of such financing would soon be filed with the Court. The Company was then granted authority to continue the use of cash collateral subject to certain restrictions through February 12, 1999, when it was anticipated that the motion seeking approval of the DIP financing would be heard in court.

         At January 30, 1998, the Company had a $180 million secured revolving credit facility which matured on May 31, 1999. During the term of this agreement, the Company was restricted from declaring or paying any cash dividends, making any other distributions on account of any class of its stock (other than stock splits or stock dividends) or redeeming, purchasing, retiring or otherwise acquiring directly or indirectly any shares of its stock, except for fractional shares in connection with stock splits or stock dividends and shares issued to employees to exercise outstanding options. Interest on this borrowing accrued, at the Company's option, based upon the lender's prime rate plus 200 basis points (10.50% at January 30, 1998) or LIBOR plus 300 basis points (8.62% at January 30, 1998). Interest on advances under the prime rate was payable quarterly in arrears. Interest on LIBOR rate advances was fixed and, at the Company's option, was payable in arrears on 30, 60 or 90 day periods. The revolving credit facility was collateralized by real and personal property. The availability under the revolving credit facility was the lower of $180,000 or the borrowing base. The borrowing base was a calculation based upon eligible assets: real estate, inventories and equipment. At January 30, 1998, the Company had $174,037 outstanding and $920 available under this agreement.

         In conjunction with the revolving credit facility, the Company also entered into a letter of credit sub-facility. Commitments under the letter of credit are limited to the lesser of $10 million or the availability under the revolving line of credit. At January 30, 1998, outstanding commitments under the letter of credit facility were $1.0 million.

         In conjunction with the revolving credit facility, the Company has entered into $100 million of interest rate collar agreements. These agreements hedge interest rate fluctuations by setting floor rates and ceiling rates on a notional amount of $100 million. The Company has $50 million of agreements with floor rates of 5.23% and ceiling rates of 8.00% and $50 million of agreements with floor rates of 5.75% and ceiling rates of 7.50%. These agreements terminated on various dates in calendar year 1998.


Note 4 - Long-Term Debt

                                                                                 January 30,           January 29,
                                                                                    1998                  1999
                                                                                 -----------           -----------
Obligations under real estate capital leases for two store  facilities with interest  imputed at  approximately  13.06%  and  13.20%  per annum.  The agreements require monthly
 payments of $31 including interest through September 2011.                         $2,772               $   -
Mortgage obligations for thirty store facilities with interest ranging from 8.30% to 8.99% per annum.  The agreements
 require monthly payments of $573 including interest with
 various dates of maturity from November 2007 through
 June 2009                                                                          85,006                68,117
                                                                                    ------                ------
Total debt                                                                          87,778                68,117
 Less current maturities                                                             1,008                   893
                                                                                    ------                ------
Total long-term debt                                                               $86,770               $67,224
                                                                                    ======                ======

     Excluding liabilities subject to compromise, future minimum payments under the mortgage obligations during the fiscal years subsequent to January 29, 1999, are as follows:

  1999                                                  $ 6,870
  2000                                                    6,870
  2001                                                    6,870
  2002                                                    6,870
  2003                                                    6,870
  Thereafter                                             88,238
                                                        -------
  Total                                                 122,588

     Less amount representing interest                   54,471
                                                        -------
     Present value of future minimum lease payments      68,117
     Less current maturities                                893
                                                        -------
     Total long-term debt                               $67,224
                                                        =======


Note 5 - Subordinated Debt

         During fiscal 1993, the Company issued $74,750 in convertible subordinated notes with interest at 4.25%. The notes require semi-annual interest payments beginning May 1, 1994, through November 1, 2000, the date of maturity. The notes are convertible into common stock of the Company at any time on or before November 1, 2000, unless previously redeemed, at a conversion price of $25.50 per share, subject to adjustment in certain events.

         The notes are subordinated to all secured indebtedness and parri passu with all unsecured indebtedness and have been reclassified as liabilities subject to compromise (see Note 6).

Note 6 - Liabilities Subject to Compromise

         Liabilities subject to compromise are subject to future adjustments on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise are as follows:

         Convertible subordinated notes plus accrued interest        $ 75,253
         Accounts payable                                              37,268
         Rejected leases and other miscellaneous claims                12,044
         Obligations under capital leases                               6,602
         Accrued expenses                                               6,262
         Deferred liabilities                                           2,204
                                                                     --------
         Total                                                       $139,633
                                                                     ========

         Liabilities subject to compromise under reorganization proceedings include substantially all unsecured debt as of the petition date. Pursuant to the provision of the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Company continues to operate as debtors in possession. The Company has recorded an estimated liability for certain leases and contracts that have either been rejected or the Company anticipates rejecting.


Note 7 - Commitments and Contingencies

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

         In fiscal 1996, the Company utilized the TROL facility for new store construction on three of the five stores opened. The total commitment utilized through June 6, 1996, was $58,058. The purpose of the TROL was to provide off-balance sheet financing of new store site and development costs at attractive rates.

     OTHER OPERATING LEASES
         The Company has leases on 30 store facilities (18 opened stores and 12 closing stores), corporate office facilities and two warehouses with unrelated parties. These leases have terms ranging from five to 20 years, with options to renew ranging from two to four additional five-year terms. Additionally, certain store leases provide for contingent rent computed as a percentage of sales in excess of a specified amount. Contingent rent of $104, $81 and $34 was incurred for fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

         In addition to the facility leases, the Company has entered into various leases for store fixtures, transportation equipment and data processing equipment under operating lease agreements with terms ranging from three to five years.

         Rent expense under all operating lease agreements including the TROL for each of the fiscal periods presented is as follows:

                1996                                   $  14,136
                1997                                      12,935
                1998                                      12,478

         Excluding leases rejected or identified to be rejected, future minimum lease payments under non-cancelable operating lease agreements during the fiscal years subsequent to January 29, 1999, are as follows:

                1999                                   $   9,436
                2000                                       7,104
                2001                                       6,094
                2002                                       5,597
                2003                                       4,880
                Thereafter                                35,025
                                                       ---------
                Total                                  $  68,136
                                                       =========

     NEW STORE CONSTRUCTION
         The Company had previously utilized one construction agent as general contractor for substantially all of its new store facilities. The agent worked solely for the Company. Current and future construction is subject to a competitive bidding process.


Note 8 - Income Taxes

         Income tax expense (benefit) consists of the following:

                                      Fiscal            Fiscal          Fiscal
                                       1996              1997            1998
                                    ---------          --------        -------
       Current                      $(10,875)          $(1,103)         $(163)
       Deferred                       (7,000)            1,586              0
                                    ---------          --------        -------
                                    $(17,875)          $   483          $(163)
                                    =========          ========        =======

         The following is a schedule of the significant net deferred income tax assets and liabilities as January 30, 1998 and January 29, 1999:

                                                                 January 30,                   January 29,
                                                                    1998                          1999
                                                                 -----------                   ----------
Net Current Deferred Income Tax Asset:
     Non-recurring charges not deductible for
         tax reporting until paid                                 $ 21,525                     $ 21,046
     Inventory basis difference between tax and
         financial reporting                                          (788)                        (342)
     Accrued expenses not deductible for tax
         reporting until paid                                        2,684                        2,025
     Other                                                              74                           77
                                                                  --------                      -------
Total current deferred income tax asset, net                        23,495                       22,806
                                                                  --------                      -------
Net Non-Current Deferred Income Tax Asset (Liability):
     Accelerated tax depreciation                                   (6,304)                      (7,873)
     Tax benefit carryovers                                         24,352                       61,356
     Accrued expenses not deductible for tax reporting
         until paid                                                    715                          659
     Other                                                              92                           79
                                                                  --------                      -------
Total non-current deferred income tax asset (liability), net        18,855                       54,221
                                                                  --------                      -------
Valuation allowance                                                (42,350)                     (77,027)
                                                                  --------                      -------
     Total net deferred tax asset                                 $   -                        $   -
                                                                  ========                      =======

         At January 29, 1999, the Company had tax net operating loss ("NOL") carryforwards of $158,656 for federal income tax purposes and $185,016 for state income tax purposes. The federal NOL will expire, if unused, in years 2011, 2012 and 2013 and the state NOL's will expire, if unused, in the years 2001 through 2018.

         For the year ending January 29, 1999, the Company recorded a valuation allowance of $77,027 to offset the deferred tax assets in excess of the deferred tax liabilities.

         The Company's income tax expense differed from the statutory federal rate of 34%, as follows:

                                                                    Fiscal           Fiscal         Fiscal
                                                                     1996             1997           1998
                                                                    ------           ------         ------
Income taxes (benefits) using the federal statutory rate          $(16,462)       $(37,677)       $(31,850)
Increase in taxes resulting from:
     State taxes, net of federal benefit                            (1,937)         (4,388)         (3,911)
     Goodwill amortization                                             130             130             130
     Change in valuation allowance                                                  42,350          35,510
     Targeted jobs tax credit                                                                            1
     Other differences, net                                            394              68             (43)
                                                                  --------        --------        --------
Total                                                             $(17,875)       $    483        $   (163)
                                                                  ========        ========        ========

Note 9 - Employee Benefit Plans

         The Company's qualified profit sharing and 401(k) savings plan (the "Plan") covers all employees meeting certain eligibility requirements. The Plan permits each participant to reduce his or her taxable compensation basis by up to 15% and have the amount of such reduction contributed to the Plan. The Company makes a matching contribution of 50% of the first 6% of compensation deferred by each participant. In addition, in any year, the Company may contribute to the Plan additional amounts determined by the Company's Board of Directors at its sole discretion. Salary reduction contributions are immediately vested in full; matching and discretionary contributions begin to vest after the participant's first year of service and become fully vested after the participants fourth year of service. During fiscal 1996, 1997 and 1998, expense under the Plan was approximately $62, $64 and $145, respectively.

         The Company's Employee Stock Purchase Plan ("ESPP") allows employees meeting certain eligibility requirements to purchase Company stock at a 15% discount from the fair market value of the stock price. The plan was terminated by the Company in the fourth quarter of fiscal 1998.

         The Company's key employee non-qualified deferred compensation plan allows the employee to defer compensation and earn interest at a rate of 10% annually. Interest expense for fiscal 1997 was $23. The plan was terminated by the Company in the first quarter of fiscal 1998.


Note 10 - Loss on Disposition of Assets, Closed Stores Expenses and Other Charges

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

         Charges for certain loss contingencies relate to the October 1996 submission of settlement with no admission of liability to the court by the Company and the plaintiffs in two pending class action suits. The class action suits asserted claims under the federal securities laws and alleged the Company artificially inflated the price of its common stock during the class period, July 14, 1994 through March 13, 1995. By the terms of the settlement, a class was certified by the court and prorata payments in the total amount of $6.3 million were made to the class members submitting claims. Of this amount, $2.9 million was funded by the Company and the remainder funded by the Company's insurance carrier.

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

         In the third and fourth quarters of fiscal 1997, the Company recorded non-recurring charges of $94.3 million related to store closings, excess and slow moving inventory, severance, outdated technology and the write-off of debt costs in connection with the Company's revolving line of credit. The components are as follows (in millions):

 Cost of Sales:
  Mark-down of slow moving and excess inventory                 $ 17.9
  Additional shrinkage                                             9.5
  Write-down for inventory liquidation of closing stores          17.6
                                                                ------
                                                                  45.0
 Non-recurring and other charges:
  Charges related to store closings                               40.0
  Other charges                                                    4.0
                                                                ------
                                                                  44.0
 Interest:
  Write-off of deferred debt costs                                 5.3
                                                                ------
  Total                                                         $ 94.3
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

         The $40.0 million of charges related to store closings represent the establishment of reserves of $29.1 million for the write-down of closed stores property and equipment to net realizable value, $6.7 million for expenses attributable to the closing stores and $4.2 million for lease reserves at closing locations. The establishment of these reserves did not result in additional cash payments in fiscal 1997, but resulted in payments of $7.5 million in fiscal 1998.

         Other charges of $4.0 million are for severance agreements attributable to the administrative and management workforce reductions in January 1998 the establishment of reserves for outdated information communications technology and other miscellaneous charges. Cash payments of $0.5 million were made in fiscal 1997 and $2.5 million of cash payments were made in fiscal 1998.

         The Company accelerated the write-off of deferred debt costs in connection with the renegotiation of the Company's credit facility in the amount of $5.3 million. The deferred debt costs were loan fees and legal costs associated with the Company's former $185.0 million revolving credit facility which was revised on January 30, 1998, and subsequently refinanced. The write-off of deferred debt costs were for cash payments of $3.0 million in fiscal 1997, $1.0 million in non-cash payments and an additional $1.3 million for cash payments to be made in fiscal 1998.

         In the second quarter of fiscal 1998, the Company recorded a $15.2 million charge for the loss on disposition of assets and closed store expenses. The components are as follows (in millions):

 Loss on disposition of assets and closed store expenses:
 Loss on disposition of real estate                                 $  8.6
 Loss on disposals of closed store fixtures and equipment              2.9
 Closed store expenses                                                 3.7
                                                                     -----
 Total                                                               $15.2
                                                                     =====

         The $8.6 million loss on disposition of real estate represents the loss on sale of 16 properties comprised of closed stores and excess parcels. The $2.9 million loss on disposal of closed store fixtures relates to the excess loss on the disposition of the 28 stores closed since 1997. Both the loss on real estate and loss on closed store fixtures did not result in cash payments. The $3.7 million charge for closed store expenses relates primarily to the loss on inventory and expenses of two closed stores which closed during the second quarter of 1998, located in the Texas cities of San Antonio and El Paso. The balance relates to additional charges for prior closed store lease and severance reserves. These charges may result in future cash payments.

         The following represents reserve accounts created by the $55.0 million in charges recorded in 1996 and the $94.3 million in charges recorded in 1997 and the $15.2 million in charges in 1998 (in thousands):

                                            1/31/97                           1/30/98                          1/29/99
Reserve              Initial                Ending                            Ending                           Ending
Description          Addition  Reductions   Balance   Additions  Reductions   Balance    Additions   Reductions  Balance
----------------------------------------------------------------------------------------------------------------------
Markdown of slow
  moving and
  excess inventory                                    $17,928.5  $16,100.0    $1,828.5             $1,828.5
Write-down for
  inventory
  liquidation of
  closing stores                                       17,538.2    7,348.7    10,189.5   $1,465.0  11,654.5
Expenses attributable
  to closing stores                                     6,687.7                6,687.7      935.0   7,455.9      $166.8
Closing store equipment
  reserve                                               5,011.5                5,011.5    2,886.4   7,882.2        15.7
Closed store leases                                     4,221.5      188.9     4,032.6      850.1   3,041.6     1,841.1
Other charges -
 severance & outdated
 communications
 technology          $1,800.0   $841.7      $958.3      3,543.6      720.4     3,781.5      487.3   3,327.2       941.6
Disposition and
 impairment of
 under-performing
 assets               9,228.7  2,253.7     6,975.0                 5,522.3     1,452.7    8,576.2  10,026.8         2.1
                     --------  -------     -------     -------    --------    --------   --------  --------     -------
Reserve Totals      $11,028.7 $3,095.4    $7,933.3    $54,931.0  $29,880.3   $32,984.0  $15,200.0 $45,216.7    $2,967.3
                     ========  =======     =======     =======    ========    ========   ========  ========     =======

Note 11 - Reorganization Items

         As a result of the Chapter 11 filings, the Company has recorded the following reorganizational charges (in millions):

              Loss on disposition of real estate                        $24.4
              Loss on disposals of closed store
                  fixtures and equipment                                  6.4
              Closed store expenses                                       8.9
              Lease rejection damages                                     9.1
              Restructuring charges                                       7.8
              Retention and severance pay                                 1.8
                                                                        -----
              Total                                                     $58.4
                                                                        =====

         The $24.4 million loss on disposition of real estate represents the write-down to net realizable value of the 8 closing store properties held in fee, the write-off of leasehold improvements on the 9 closing store properties held under lease and certain other capitalized and deferred costs. The $6.4 million loss on disposals of closed stores fixtures and equipment represents the write-down to net realizable value of fixtures and equipment of the 17 closing stores. Both the loss on the real estate and the loss on the fixtures and equipment will not result in cash payments. The $8.9 million charge for closed store expenses relates primarily to the loss on inventory ($7.0 million) and the expenses to be incurred in the 17 closing stores during the going out of business sales ($1.9 million). The $7.8 million restructuring charges include legal and professional fees incurred or paid prior to the petition date, the write-off of loan costs previously incurred in connection with the Company's pre-petition working capital facility, certain capitalized inventory costs, and uncollectible receivables from vendors. Certain leases on equipment and real estate will be rejected or modified in connection with the Company's efforts to reorganize. The $9.1 million of lease rejection damages is the Company's current estimate of expected loss associated with the rejection of these leases. A $1.8 million charge was recorded to recognize certain retention payments and severance pay in connection with the Company's initiatives. Of the $58.4 million, $2.0 million was paid in cash in FY 1998, and up to an additional $4.5 million may result in future cash payments. The remainder of the charges is non-cash.

         The following represents reserve amounts created by the $58.4 million of reorganization items (in millions):

              Loss on disposition of real estate                       $  0.6
              Closed store expenses                                       8.9
              Restructuring charges                                       2.5
              Retention and severance pay                                 1.3
                                                                        -----
              Total                                                     $13.3
                                                                        =====


Note 12 - Stockholders' Equity

         The Company's Stock Option Plan was established on September 14, 1989 (the "1989 Plan"). The 1989 Plan provides that options be granted to certain key employees and directors at exercise prices equal to not less than 50% of fair market value on the date the option is granted. In June 1997, the stockholders of the Company approved an amendment to the 1989 Plan increasing the number of shares that may be issued thereunder as 1,000,000 shares. All options granted to date have been at fair market value on the date of the grant. Prior to Fiscal 1996, options granted to key employees generally became exerciseable after one year in 25% increments per year and expire 10 years from the date of grant. Options granted to key employees in Fiscal 1996 and forward generally become excerciseable at 40% after two years and 20% per year thereafter and expire 10 years from the date of grant. Options granted to directors generally become fully exerciseable after one year and expire 10 years from the date of grant. The Company has reserved 3,212,212 shares for distribution under the 1989 Plan. Options to purchase 968,347 shares were granted to key employees and directors thereunder as of January 29, 1999.

         In March of 1996, the Company adopted an additional stock incentive plan, the 1996 Stock Incentive Plan, for issuance of stock options to Company employees who are not subject to the reporting requirements of Section 16 under the Exchange Act (the "1996 Plan"). One million shares are reserved for issuance under the 1996 Plan, and options to purchase a total of 781,450 shares were granted to employees thereunder, as of January 29, 1999. Vesting provisions are similar under both the 1989 Plan and the 1996 Plan. All options granted to date have been at fair market value on the date of the grant. Options granted to employees generally become exerciseable after one year in 25% increments per year and expire 10 years from the date of grant.

         Effective January 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting EPS. Upon adoption, the Company restated its EPS for 1996 to conform with SFAS No. 128. The computations under SFAS No. 128 are summarized below:

                                  Fiscal 1996                 Fiscal 1997                  Fiscal 1998
                                             Per                          Per                            Per
                                   Average  Share              Average   Share              Average     Share
                          Loss     Shares   Amount     Loss     Shares   Amount      Loss    Shares     Amount
                          ------------------------     ------------------------      --------------------------
EPS: Basic
  Income available to
  common shareholder    $(30,544)  19,985  $(1.53)  $(111,297)  20,363   $(5.47)   $(93,514)  20,405   $(4.58)
                        ========   ======  =======  ==========  ======   ======    ========   ======   ======

Effect of Dilutive
 Securities
  Options               $   -        -              $   -         -                $   -        -
 Convertible
  subordinated notes        -        -                  -         -                    -        -
                        --------   ------  -------  ----------  ------   ------    --------   ------   ------
Total Dilution              -        -(1)               -         -(1)                 -        -(1)
                        --------   ------  -------  ----------  ------   ------    --------   ------   ------

EPS: Diluted
 Income available to common
  stockholders with assumed
  conversions          $(30,544)  19,985   $(1.53)  $(111,297)  20,363   $(5.47)   $(93,514)  20,405  $(4.58)
                        ========   ======  =======  ==========  ======   ======    ========   ======   ======

       (1)  Not reported under GAAP as conversion would be anti-dilutive.

A summary of stock option activity related to the 1989 and 1996 Plans is as follows:

                                                                                        Weighted Avg.
                                                                   Option Price            Option
                                              Shares                 Per Share              Price
                                            ---------             -------------         -------------
Outstanding January 29, 1996                1,845,791             $3.95 - 29.33           $  11.08
     Granted                                1,317,204              4.38 -  9.75               6.65
     Exercised                               (376,618)             3.95 -  5.00               4.62
     Canceled or surrendered                 (677,709)             6.75 - 29.33              16.45
                                            ---------             -------------           --------
Outstanding January 31, 1997                2,108,668             $3.95 - 29.33           $   7.74
                                            =========             =============           ========
Exercisable at January 31, 1997               701,323             $3.95 - 29.33           $   9.15
                                            =========             =============           ========

Outstanding February 1, 1997                2,108,668             $3.95 - 29.33           $   7.74
     Granted                                1,145,700              1.00 -  6.75               3.20
     Exercised                                (19,085)                3.95                    3.95
     Canceled or surrendered               (1,145,393)             3.44 - 26.08               6.64
                                            ---------             -------------           --------
Outstanding January 30, 1998                2,089,890             $1.00 - 29.33           $   5.89
                                            =========             =============           ========

Outstanding January 31, 1998                2,089,890             $1.00 - 29.33           $   5.89
     Granted                                  749,163             $0.50 - 1.813               1.69
     Exercised
     Canceled or surrendered               (1,089,256)            $0.50 - 29.33               9.40
                                            ---------             -------------           --------
Exercisable at January 29, 1999             1,749,797             $0.50 - 26.08          $    1.90
                                            =========             =============           ========

The  following  table  further  summarizes  information  about the 1989 and 1996
Plans:

                                                 Weighted           Weighted                        Weighted
                             Number               Average            Average          Number         Average
    Range of               Outstanding           Remaining          Exercise        Exercisable     Exercise
  Exercise Prices          at 1/29/99         Life (in years)        Price          at 1/29/99        Price
  ---------------          -----------        ---------------       --------        -----------     -------
  $ 0.50 to $1.25            462,500               9.0              $  1.15              0          $   0
  $ 1.38 to $1.81          1,204,251               8.3                 1.78           193,491          1.81
  $ 3.44 to $8.88             64,321               8.2                 5.58            31,000          7.42
  $11.50 to $26.08            18,725               4.6                15.91            17,725         16.15
  ---------------          -----------        ---------------       --------        -----------     -------
  $ 0.50 to $26.08         1,749,797               8.4              $  1.90           242,216       $  3.58
  ===============          ===========        ===============       ========        ===========     =======

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

         If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been reduced to the proforma amounts shown below:

                              Fiscal                Fiscal             Fiscal
                               1996                  1997               1998
                              ------                ------             ------
   Net loss
     As reported             $(30,544)            $(111,297)          $(93,514)
     Proforma                $(33,437)            $(112,193)          $(93,514)

   Loss per share
     As reported               $(1.53)               $(5.47)            $(4.58)
     Proforma                  $(1.67)               $(5.51)            $(4.58)

         The proforma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions: (i) a discount rate of 7.0%, 5.6% and 5.1% for 1996, 1997 and 1998, respectively; (ii) a volatility factor initially based on the average trading price for the prior 18 months; (iii) no dividend yield; and (iv) an average expected option life of four years.

         On February 17, 1998 the Company re-priced all options outstanding at January 30, 1998 for active employees to an exercise price of $1.8125, the market closing price on that date. The number of options this impacted was 876,221 with previous market value grant prices ranging from $3.44 to $26.08.

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

         In conjunction with a change in management in fiscal 1996, 236,500 outstanding options with exercise prices ranging from $11.67 to $29.33 were canceled and reissued at the then market value of $5 per share. The options vest immediately and expire 5 years from the date of grant. Additionally, 300,000 options were issued with an exercise price of $4.38, the market value on the date of grant. The options vest 40% on the second anniversary of the date of the grant and 20% each year thereafter and expire 10 years after the date of grant. In addition to the above option activity and as result of the February 1996 management change, options were canceled and reissued to new management.


Note 13 -Subsequent Events

         On February 11, 1999, the Bankruptcy Court granted a motion for authority to obtain debtor-in-possession financing. Proceeds from the 18 month DIP facility are being used to finance the on-going working capital needs of the Company, to pay fees and expenses incurred in connection with the DIP facility agreement, to pay all amounts due under the pre-petition credit agreement, to replace the letter of credits issued and outstanding thereunder, and to pay certain other costs and bankruptcy related claims and charges as allowed by the Bankruptcy Court.

         During the term of the DIP facility agreement, the Company is restricted from making any distribution or declaring or paying any dividends (in cash or other property, other than capital stock) on, or purchasing, acquiring, redeeming or retiring any of the Company's capital stock, of any class, whether now or hereafter outstanding. Other restrictions include limitations on additional indebtedness, disposal of assets, change of control, capital expenditures and investments; provided, however, that the Company may make loans to its subsidiaries, Nationwide Team Sales, Inc. in an aggregate amount not to exceed $1.25 million. Additionally, the Company agreed to achieve certain levels of earnings before interest, taxes, depreciation, amortization and restructuring charges ("EBITDAR") on a cumulative quarterly basis beginning with the first quarter of fiscal 1999 and each succeeding quarter thereafter through the end of fiscal 1999 and on a rolling 12 months basis thereafter through the duration of the agreement.

         The DIP facility provides for a term loan of $25 million and a revolving loan credit facility of $85 million including a $10 million letter of credit subfacility. The term loan consists of a Tranche A and a Tranche B. Tranche A was initially funded at $9.7 million with a total commitment of $10 million. The Tranche B term loan was initially funded at $15 million. Interest on the Tranche A term loan accrues at the Reference Rate plus 1.75%. Interest on the Tranche B term loan accrues at 12.75%. Total principal installments of $417 thousand are to be paid monthly commencing with August 1, 1999 and continuing on the first day of each succeeding month. The Company is required to prepay the term loans with the net proceeds from the sale of Real Property Collateral pursuant to a prescribed allocation in the loan agreement. All prepayments of principal will be ratably applied to principal installments in the inverse order of maturity. Availability under the revolving loan credit facility is limited to the lesser of $85 million or amounts based on a predetermined formula which includes a provision for up to 80% of Eligible Accounts and approximately 74.5% of Eligible Inventory. Commitments under the letter of credit subfacility are limited to the lesser of $10 million or availability under the revolving line of credit.

         The Company incurred approximately $1.3 million in fees in connection with the new DIP facility agreement. Interest on the term loans and revolving advances and fees on the letters of credit are payable monthly in arrears.

     The Agreement also contains a provision for early termination, at the option of the Company, with a payment of an early termination premium to the lenders if exit financing is provided by a third party.


Note 14 - Quarterly Financial Information (Unaudited)

         Summarized quarterly financial data for fiscal 1998 and fiscal 1997 is as follows:

                                    First            Second          Third         Fourth
                                    -----            ------          -----         ------
1998
Net sales                        $ 86,544           $ 86,837      $ 87,075         $101,939
Gross profit                       20,260             19,924        17,115           22,845
Non-recurring & other charges                          5,200
Reorganization items                                                                 58,344
Net loss                           (6,037)           (19,248)       (6,873)         (61,356)
Basic and diluted loss
     per common share:
Net loss                         $  (0.30)          $  (0.94)     $(  0.34)        $  (3.00)
                                 ========           ========      ========         ========


1997
Net Sales                        $130,134           $136,225      $129,945         $132,330
Gross profit                       30,654             33,605         9,302            1,564
Non-recurring & other charges                                       18,472           24,583
Net loss                           (1,505)            (1,879)      (45,763)         (62,150)
Basic and diluted loss
     per common share:
Net loss                         $  (0.07)          $  (0.09)     $  (2.26)        $  (3.05)
                                 ========           ========      ========         =========

                                      F-23