Form 10-Q
period 1999-04-30
JUMBOSPORTS INC
filed 1999-06-15
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       April 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the issuer's common stock, outstanding as of May 28, 1999, 20,420,001 shares.

                                JumboSports Inc.
                               Index to Form 10-Q
                                 April 30, 1999

                                                                                Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets                                        3

                  Consolidated Statements of Operations                              4

                  Consolidated Statements of Stockholders' Equity (Deficiency)       5

                  Consolidated Statements of Cash Flows                              6

                  Notes to the Consolidated Financial Statements                     7-11

         Item 2 - Management's Discussion and Analysis                               12-19

Part II - Other Information                                                          20

Signatures                                                                           21

JUMBOSPORTS INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                             January 29,               April 30,
                                                1999                    1999
                                             ----------               ----------
                                                                     Unaudited
ASSETS
 Current assets:
  Cash and cash equivalents                  $   23,809              $    2,226
  Accounts receivable                             3,066                   3,259
  Inventories                                   121,586                  94,313
  Property under contract for sale               10,248                  23,341
  Prepaid expenses and other assets               1,527                   1,515
  Income tax receivable                             447                     311
  Prepaid inventory                               3,900                   2,478
                                             ----------              ----------
      Total current assets                      164,583                 127,443
                                             ----------              ----------
  Property held for sale                         32,456                  16,324
  Property and equipment, net                    94,357                  94,083
  Other assets:
     Cost in excess of fair value
      of net assets acquired, net                10,462                  10,376
     Other                                        6,109                   5,819
                                             ----------              ----------
      Total other assets                         16,571                  16,195
                                             ----------              ----------
  Total assets                               $  307,967              $  254,045
                                             ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt          $      893              $    4,262
  Accounts payable                                3,468                  11,188
  Accrued expenses                                7,108                   6,986
  Accrued reorganization items                   13,310                   2,909
  Other                                           2,724                   2,579
                                             ----------              ----------
       Total current liabilities                 27,503                  27,924

  Other long-term liabilities                     1,267                   1,267
  Revolving credit agreement                     98,934                  53,715
  Credit facility term loan                      18,471                  19,537
  Long-term debt less current maturities         67,224                  66,646
  Liabilities subject to compromise             139,633                 135,342
                                             ----------              ----------
       Total liabilities                        353,032                 304,431
                                             ----------              ----------

  Stockholders' equity:
    Common stock, $.01 par value,
    100,000,000 shares authorized,
    20,420,001 shares issued
    and outstanding                                 204                     204
  Additional paid-in capital                    149,760                 149,760
  Accumulated deficit                          (195,029)               (200,350)
                                             ----------              ----------
       Total stockholders' deficit              (45,065)                (50,386)
                                             ----------              ----------
  Total liabilities and
    stockholders' deficit                    $  307,967              $  254,045
                                             ==========              ==========



See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR PER SHARE DATA)
(UNAUDITED)


                                                      Thirteen Weeks Ended
                                                   May 1,             April 30,
                                                    1998                 1999
                                                 --------             --------
Sales                                            $ 86,544             $ 57,809
Cost of sales including
    buying & occupancy costs                       66,284               45,070
                                                 --------             --------
Gross Profit                                       20,260               12,739
Selling, general and administrative expenses       19,978               13,257
                                                 --------             --------
Income (loss) from operations                         282                 (518)
Interest expense                                    6,319                3,900
                                                 --------             --------
Loss before benefit for income taxes and
      reorganization items                         (6,037)              (4,418)
Reorganization items                                                       903
                                                 --------             --------
Loss before benefit for income taxes               (6,037)              (5,321)
Benefit for income taxes
                                                 --------             --------
Net loss                                         $ (6,037)            $ (5,321)
                                                 ========             ========

Basic and dilutive loss per common share         $  (0.30)            $  (0.26)

Weighted average shares outstanding                20,388               20,420

Stores closed during period                            18                   17

Stores open at end of period                           59                   42



See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE THIRTEEN WEEKS ENDED MAY 1, 1998 AND APRIL 30, 1999
(IN THOUSANDS)
(UNAUDITED)

                                               Additional  Accumulated
                                                Paid in     Earnings
                             Shares  Par Value  Capital     (Deficit)    Total
                             ------  ---------  -------     ---------  --------
Balance, January 30,1998     20,386   $204      $149,809    $(101,515) $ 48,498
Issuance of common stock          5                   10                     10
Net loss                                                       (6,037)   (6,037)
                             ------  ---------  --------    ---------  --------
Balance May 1, 1998          20,391   $204      $149,819    $(107,552) $ 42,471
                             ======  =========  ========    =========  ========

Balance, January 29, 1999    20,420   $204      $149,760    $(195,029) $(45,065)
Issuance of common stock
Net loss                                                       (5,321)   (5,321)
                             ------  ---------  --------    ---------  ---------
Balance April 30, 1999       20,420   $204      $149,760    $(200,350) $(50,386)
                             ======  =========  ========    =========  =========

See Notes to the Consolidated Financial Statements.

JUMBOSPORTS INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                       Thirteen Weeks Ended
                                             May 1, 1998          April 30, 1999
                                             -----------          -------------
Cash flows from operating activities:
Net loss                                     $ (6,037)            $   (5,321)
Adjustments to reconcile net income
 to cash used in operating activities:
   Depreciation                                 1,622                  1,446
   Amortization of cost in excess of the
    the fair value of net assets acquired          85                     85
   Deferred loan cost amortization
    & other amortization                           77                    320
   Reorganization charges                                                903
   Decrease (increase) in accounts receivable     466                 (2,472)
   Decrease in income tax receivable              135                    136
   Decrease in inventories                     45,038                 27,273
   Decrease (increase) in prepaid expenses     (1,250)                    11
   Decrease in other assets                        74                  1,523
   Increase in accounts payable                 9,708                 11,922
   Decrease in accrued expenses                (2,059)                (3,576)
   Decrease in other current liabilities      (20,144)               (12,186)
   Decrease in deferred rent                     (647)                  (521)
   Increase in income taxes payable                                      127
                                            -----------          -------------
   Net cash provided by
    operating activities                       27,068                 19,670
                                            -----------          -------------

Cash flow from investing activities:
   Capital expenditures                        (1,023)                  (276)
   Cash proceeds from sale of property         62,209                  2,206
                                            -----------          -------------
   Net cash provided by
    investing activities                       61,186                  1,930
                                            -----------          -------------

Cash flows from financing activities:
   Proceeds from sale of common stock-net          10
   Net borrowings under
    revolving credit agreements                   378                   930
   Net repayments under
    revolving credit agreements               (72,215)              (46,148)
   Borrowings under term loan                                         6,244
   Repayments under term loan                                        (1,845)
   Repayments of long term debt               (16,277)                 (863)
   Loan costs                                    (188)               (1,501)
                                            -----------          -------------
   Net cash used in
    financing activities                      (88,292)              (43,183)
                                            -----------          -------------
Net decrease in cash and cash equivalents         (38)              (21,583)
                                            -----------          -------------
Cash, beginning of period                         345                23,809
                                            -----------          -------------
Cash, end of period                          $    307             $   2,226
                                            ===========          =============


See Notes to the Consolidated Financial Statements.

                                JUMBOSPORTS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended January 29, 1999 contained in the Company's Form 10-K dated April 29, 1999.

(2)  Legal Proceedings

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

     A complaint was filed on March 23, 1999, in the Bankruptcy Court, LaSalle National Bank, Trustee for JP Morgan Commercial Mortgage Finance Corporation Pass-through Certificate Series 1997-C5, acting by and through AMRESCO Management, Inc., its Special Servicep[r v. JumboSports Inc., which alleges that JumboSports did not have the right to terminate certain Trusts of which JumboSports was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate (the "Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial declaration that the Property in question is not property of the Debtor JumboSports' estate, and that the Plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The Plaintiff further seeks a judicial declaration that the Trusts are separate legal entities, that the Trusts have not been terminated, that the termination is not valid, that there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents and that there has been no transfer of the Property to the Debtor. Management is currently unable to predict the outcome of this case or the impact of an adverse ruling on its reorganization efforts. The Company filed its written responses and claims for affirmative relief, and a pre-trial hearing has been scheduled for June 21, 1999.

(3)  Reorganization

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

     The Company expects to propose a plan of reorganization for itself and the other filing subsidiaries. The Bankruptcy Court had granted the Company's request to extend its exclusive right to file a plan of reorganization through June 1, 1999. On June 1, 1999, the Bankruptcy Court granted the Company's request to further extend the exclusivity period while management works on implementing new operating strategies that are intended to improve operating performance. The new extension gives the Company through September 3, 1999 to file a plan of reorganization. There can be no assurance that management's new strategies will produce the desired results. After the expiration of the exclusivity period, creditors of the Company have the right to propose their own plans of reorganization. A plan of reorganization, among other things, may result in material dilution or elimination of the equity of existing stockholders as a result of the issuance of equity to creditors or new investors.

     At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or stockholders.

     The Company does not plan to hold annual stockholder meetings during the pendency of its Chapter 11 case.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to substantial doubt. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

     The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP facility and the ability to generate sufficient cash from operations to meet obligations.


(4)  Reorganizational Items

     As a result of the  Chapter 11  filings,  the  Company  has  recorded  $0.9 million reorganization charges in the first quarter of 1999. These charges represent incurred legal and professional fees which will result in future cash payments.

     The following represents reserve amounts created by the $58.4 million and $0.9 million of reorganization items incurred in fiscal 1998 and the first quarter of 1999, respectively (in thousands):

                                        1/29/99                            4/30/99
                                        Ending                             Ending
                                        Balance    Additions  Reductions   Balance
                                        ---------  ---------  ----------   -------

  Loss on disposition of real estate    $   622.8             $   576.1    $   46.7
  Closed store expenses                   8,838.3               8,084.5       753.8
  Restructuring charges                   2,521.6  $903.0       1,960.5     1,464.1
  Retention and severance pay             1,327.0                 682.6       644.4
                                         --------  -------    ---------    --------
  Total                                 $13,309.7  $903.0     $11,303.7    $2,909.0
                                        =========  =======    =========    ========

(5)  Liabilities Subject to Compromise

         Liabilities subject to compromise are subject to future adjustments on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise are as follows:

                                                                      1/29/99              4/30/99
                                                                      Ending               Ending
                                                                      Balance              Balance
                                                                      -------              -------
         Convertible subordinated notes plus accrued interest        $ 75,253              $ 75,253
         Accounts payable                                              37,268                37,768
         Rejected leases and other miscellaneous claims                12,044                11,429
         Obligations under capital leases                               6,602                 6,357
         Accrued expenses                                               6,262                 2,852
         Deferred liabilities                                           2,204                 1,683
                                                                     --------              --------
         Total                                                       $139,633              $135,342
                                                                     ========              ========

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


(6)  Other Events

         On February 11, 1999, the Bankruptcy Court granted a motion for authority to obtain debtor-in-possession financing. Proceeds from the 18 month DIP facility are being used to finance the on-going working capital needs of the Company, to pay fees and expenses incurred in connection with the DIP facility agreement, to pay all amounts due under the pre-petition credit agreement, to replace the letters of credit issued and outstanding thereunder, and to pay certain other costs and bankruptcy related claims and charges as allowed by the Bankruptcy Court.

     During the term of the DIP facility agreement, the Company is restricted from making any distribution or declaring or paying any dividends (in cash or other property, other than capital stock) on, or purchasing, acquiring, redeeming or retiring any of the Company's capital stock, of any class, whether now or hereafter outstanding. Other restrictions include limitations on additional indebtedness, disposal of assets, change of control, capital expenditures and investments; provided, however, that the Company may make loans to its subsidiary, Nationwide Team Sales, Inc., in an aggregate amount not to exceed $1.25 million. Additionally, the Company agreed to achieve certain levels of earnings before interest, taxes, depreciation, amortization and restructuring charges ("EBITDAR") on a cumulative quarterly basis beginning with the first quarter of fiscal 1999 and each succeeding quarter thereafter through the end of fiscal 1999 and on a rolling 12 months basis thereafter through the duration of the agreement.

     The DIP facility provides for a term loan of $25 million and a revolving loan credit facility of $85 million including a $10 million letter of credit subfacility. The term loan consists of a Tranche A and a Tranche B. The Tranche A term loan was initially funded at $9.7 million with a total commitment of $10 million. The Tranche B term loan was initially funded at $15 million. Interest on the Tranche A term loan accrues at the Reference Rate plus 1.75% per annum. Interest on the Tranche B term loan accrues at 12.75% per annum. Total principal installments of $417 thousand are to be paid monthly commencing on August 1, 1999 and continuing on the first day of each succeeding month. The Company is required to prepay the term loans with the net proceeds from the sale of Real Property Collateral pursuant to a prescribed allocation in the loan agreement. All prepayments of principal will be ratably applied to principal installments in the inverse order of maturity. Availability under the revolving loan credit facility is limited to the lesser of $85 million or amounts based on a predetermined formula which includes a provision for up to 80% of Eligible Accounts and approximately 74.5% of Eligible Inventory. Commitments under the letter of credit subfacility are limited to the lesser of $10 million or availability under the revolving line of credit.

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

     Management's discussion and analysis of financial condition and results of operations for the first quarter of fiscal 1999 should be read in conjunction with the discussion and analysis set forth in Form 10-K filed April 29, 1999 for the fiscal year ended January 29, 1999.

     On December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and are presently operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Middle District of Florida. For further discussion of Chapter 11 proceedings, see the Company's Form 10-K dated April 29, 1999 and Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

Results of Operations

     The following table set forth certain operating data as a percentage of sales for the periods indicated:

                                                     Thirteen Weeks Ended
                                              May 1, 1998        April 30, 1999
                                             ------------         ------------
Sales                                          100.0%               100.0%
Cost of sales including buying
 and occupancy costs                            76.6                 78.0
                                              --------               -------
Gross profit                                    23.4                 22.0
Selling, general and
  administrative expenses                       23.1                 22.9
                                              --------               -------
Income (loss) from operations                    0.3                 (0.9)

Interest expense-net                             7.3                  6.7
                                              --------               -------
Loss before benefit
 for income taxes and
 reorganization items                           (7.0)                (7.6)
Reorganization items                                                  1.6
                                              --------               -------
Loss before benefit for income taxes            (7.0)                (9.2)
Benefit for income taxes
                                              --------               -------
Net loss                                        (7.0)%               (9.2)%
                                              ========               =======

     In fiscal 1996, 1997 and 1998 the Company recorded charges in the amounts of $55.0 million, $94.3 million and $15.2 million. These charges were for the loss on disposition of assets, closed store expenses and non-recurring charges. As a result of the charges, reserve accounts were created and the following table represents balances from January 30, 1998 through April 30, 1999 (in thousands):

                       1/30/98                              1/29/99                            4/30/99
Reserve                Ending                               Ending                             Ending
Description            Balance    Additions   Reductions    Balance    Additions   Reductions  Balance
------------------------------------------------------------------------------------------------------
Markdown of slow
  moving and
  excess inventory    $ 1,828.5               $ 1,828.5
Write-down for
  inventory
  liquidation of
  closing stores       10,189.5    $1,465.0    11,654.5
Expenses attributable
  to closing stores     6,687.7       935.0     7,455.9     $166.8                 $ 59.9      $  106.9
Closing store equipment
  reserve               5,011.5     2,886.4     7,882.2       15.7                                 15.7
Closed store leases     4,032.6       850.1     3,041.6    1,841.1                  326.4       1,514.7
Other charges -
 severance & outdated
 communications
 technology             3,781.5       487.3     3,327.2      941.6                  227.7         713.9
Disposition and
 impairment of
 under-performing
 assets                 1,452.7     8,576.2    10,026.8        2.1                                  2.1
                       --------    --------    --------    -------      -------   -------      --------
Reserve Totals        $32,984.0   $15,200.0   $45,216.7   $2,967.3                 $614.0      $2,353.3
                     ==========   =========   =========   ========      =======   =======      ========

     As a result of the  Chapter 11  filings,  the  Company  has  recorded  $0.9 million reorganization charges in the first quarter of 1999. These charges represent incurred legal and professional fees which will result in future cash charges.

     The following table represents reserve amounts created by the $58.4 million and $0.9 million of reorganization items incurred in fiscal 1998 and the first quarter of 1999, respectively (in thousands):


                                        1/29/99                            4/30/99
                                        Ending                             Ending
                                        Balance    Additions  Reductions   Balance
                                        ---------  ---------  ----------   -------

  Loss on disposition of real estate    $   622.8             $   576.1    $   46.7
  Closed store expenses                   8,838.3               8,084.5       753.8
  Restructuring charges                   2,521.6  $903.0       1,960.5     1,464.1
  Retention and severance pay             1,327.0                 682.6       644.4
                                         --------  -------    ---------    --------
  Total                                 $13,309.7  $903.0     $11,303.7    $2,909.0
                                        =========  =======    =========    ========

Thirteen Weeks Ended (First Quarter) April 30, 1999 Compared to Thirteen Weeks Ended May 1, 1998

     The Company closed 17 stores in its first quarter of the current year, ending the quarter with 42 stores this year, compared to closing 18 stores in the prior year, ending the first quarter with 59 stores.

     Sales for the first quarter decreased 33.2% to $57.8 million compared with sales of $86.5 million in the first quarter of the prior year. The majority of the sales decline is due to fewer stores in operation. Same store sales for the first fiscal quarter decreased by 13.2%. Although same store sales were down, the Company experienced same store sales gains of approximately 16.5% and 3.5% in its fitness and team sports departments, respectively. Same store sales were adversely affected by the following:

     1. Poor in-stock inventory levels in the early part of the first quarter attributed to temporary product shipment disruptions as a result of the Bankruptcy filing;
     2. Poor sales trends were experienced throughout the retail sporting goods industry as a result of the lack of exciting new products and changing consumer preferences;
     3. Apparel sales on a same store basis were off 33.0%, with the highest declines occurring in men's apparel, licensed apparel and outerwear. Licensed apparel is driven by a number of factors including team uniform changes, the location of league champions, professional sports labor disputes delaying seasons and changes in licensed apparel as a fashion item. Outerwear sales are driven by weather conditions. A late and mild winter season adversely impacted sales and led to heavy discounting;
     4. Footwear sales on a same store basis were down 27.0% due to a general decline in the athletic footwear category industry wide. Heavy discounting by the specialty retailers also contributed to the Company's sales decline; and
     5. Golf continued poor sales trends. The Company's golf offering is limited to mostly entry-level brands and its own controlled label. Brand names such as Ping, Taylor Made, Cobra and Callaway are not made available to the Company by manufacturers.

     Gross profit for the first quarter was $12.7 million, or 22.0% of sales, as compared to $20.3 million, or 23.4% of sales, for the first quarter of the prior year. The decrease as a percentage of sales was attributable to higher buying and occupancy costs as a percentage of sales, 1.1%, and lower cash discounts, 0.3%. Merchandise margins for most departments were higher than the prior year but the blended merchandise margin was flat due to a change in the sales mix. The hardline departments experienced an increase in sales mix while the apparel and footwear departments declined. The hardline departments typically have lower merchandise margins than the apparel and footwear departments.

     Operating expenses for the first quarter were $13.3 million, or 22.9% of sales, as compared to $20.0 million, or 23.1% of sales, for the first quarter of the prior year. The decrease as a percentage of sales was due to the following:

     1. Advertising expense was down 0.8% as a result of a planned newspaper advertising reduction;
     2.   Physical inventory service expense was down 0.2%;
     3.   Store supplies and expenses were down 0.1%;
     4.   Fixture leases were lower 0.2% due to buyouts;
     5.   Others, net were down 0.1%;
     6.   Store payroll expense was higher 0.2%;
     7. Corporate general and administrative expenses were higher 0.9% due to the implementation of a nationwide team sales organization; and
     8.   Depreciation was higher 0.1% due to lower sales volume leverage.

     Loss from operations in the first quarter was $0.5 million, or 0.9% of sales, as compared to income from operations of $0.3 million, or 0.3% of sales in the same quarter of the prior year.

     Interest expense for the first quarter was $3.9 million, or 6.7% of sales, as compared to $6.3 million, or 7.3% of sales, for the first quarter in the prior year. The decrease in interest expense relates primarily to a reduction in average debt outstanding due to the liquidation of closed store inventory and the sale of closed store and excess real estate. No interest on the convertible subordinated notes was accrued after the Petition Date.

     Reorganization items of $0.9 million, or 1.6% of sales, represent charges incurred by the Company in the first quarter for legal and professional fees attributable to its Chapter 11 reorganization. See Note 4 to the Consolidated Financial Statements for details of these costs.

     The Company did not recognize an income tax benefit in the first quarter of either year, but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities.

     For the first quarter, the Company posted a net loss of $5.3 million, or 9.2% of sales, compared to a net loss of $6.0 million, or 7.0% of sales, for the same quarter of the prior year.

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

     During the first quarter of fiscal 1999, the Company completed the sale of two properties totaling $2.2 million. Proceeds were used to reduce a mortgage loan and the DIP facility term loans consequently lowering future interest expense and debt service requirements. At the end of the first quarter, the Company had 17 properties worth an estimated $39.7 million under contract for sale or held for sale. With the filing of the bankruptcy, these sales are subject to Bankruptcy Court approval. One contract has been approved and is scheduled to fund in August 1999. The proceeds from the sale will be used to reduce the DIP term loans. Sales of the remaining properties, if approved by the Bankruptcy Court, will be used to reduce the DIP facility terms loans and mortgage debt (assuming the non-enforceability of the yield maintenance provision and pre-payment penalties in certain of the mortgages secured by such properties).

     Operating activities provided cash of $19.7 million for the first thirteen weeks of fiscal 1999 as compared to cash provided of $27.1 million for the same period of fiscal 1998. Proceeds from the inventory liquidation of 17 stores closed in the first quarter of the current year provided less cash than proceeds from the inventory liquidation of 18 stores closed in the same quarter of the prior year. Additional cash in the prior year was provided by an orderly reduction of inventory levels in the operating stores.

     Net cash of $1.9 million was provided by investing activities for the first thirteen weeks of fiscal 1999 compared to $61.1 million for the prior year. In the current year, cash was provided through the completion of real estate transactions on two properties, while in the prior year the Company completed real estate transactions on 23 properties.

     Cash flows from financing activities used $43.2 million for the first thirteen weeks of fiscal 1999 compared to $88.3 million for the first thirteen weeks of fiscal 1998. In both years, the Company repaid debt from the sale of property and the liquidation of inventory.

     As of April 30, 1999, the Company had $67.6 million of long-term mortgage obligations, $53.7 million of borrowings under its DIP revolving line of credit and $22.9 million of borrowings on its DIP term loan. Both the DIP revolving line of credit and the DIP term loan are components of the Company's $110.0 million Senior Secured Super Priority Debtor-In-Possession Loan and Security Agreement (the "DIP facility"). The DIP facility contains customary events of default and a number of covenants, including restrictions on liens and sales of assets, prohibition on dividends and certain changes in control. As of April 30, 1999, the Company was in compliance with all the DIP facility covenants.

     On February 11, 1999, the Bankruptcy Court granted a motion for authority to obtain debtor-in-possession financing. Proceeds from the 18 month DIP facility are being used to finance the on-going working capital needs of the Company, to pay fees and expenses incurred in connection with the DIP facility agreement, to pay all amounts due under the pre-petition credit agreement, to replace the letters of credit issued and outstanding thereunder, and to pay certain other costs and bankruptcy related claims and charges as allowed by the Bankruptcy Court.

     During the term of the DIP facility agreement, the Company is restricted from making any distribution or declaring or paying any dividends (in cash or other property, other than capital stock) on, or purchasing, acquiring, redeeming or retiring any of the Company's capital stock, of any class, whether now or hereafter outstanding. Other restrictions include limitations on additional indebtedness, disposal of assets, change of control, capital expenditures and investments; provided, however, that the Company may make loans to its subsidiary, Nationwide Team Sales, Inc., in an aggregate amount not to exceed $1.25 million. Additionally, the Company agreed to achieve certain levels of earnings before interest, taxes, depreciation, amortization and restructuring charges ("EBITDAR") on a cumulative quarterly basis beginning with the first quarter of fiscal 1999 and each succeeding quarter thereafter through the end of fiscal 1999 and on a rolling 12 months basis thereafter through the duration of the agreement.

     The DIP facility provides for a term loan of $25 million and a revolving loan credit facility of $85 million including a $10 million letter of credit subfacility. The term loan consists of a Tranche A and a Tranche B. The Tranche A term loan was initially funded at $9.7 million with a total commitment of $10 million. The Tranche B term loan was initially funded at $15 million. Interest on the Tranche A term loan accrues at the Reference Rate plus 1.75% per annum. Interest on the Tranche B term loan accrues at 12.75% per annum. Total principal installments of $417 thousand are to be paid monthly commencing on August 1, 1999 and continuing on the first day of each succeeding month. The Company is required to prepay the term loans with the net proceeds from the sale of Real Property Collateral pursuant to a prescribed allocation in the loan agreement. All prepayments of principal will be ratably applied to principal installments in the inverse order of maturity. Availability under the revolving loan credit facility is limited to the lesser of $85 million or amounts based on a predetermined formula which includes a provision for up to 80% of Eligible Accounts and approximately 74.5% of Eligible Inventory. Commitments under the letter of credit subfacility are limited to the lesser of $10 million or availability under the revolving line of credit.

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

     The DIP facility bears interest on revolving loans at the Company's option, at the Reference Rate plus 0.5% or at LIBOR plus 2.75% per annum.

     The DIP facility limits the amount of capital expenditures to $3.0 million for fiscal 1999. The Company has spent $0.3 million during the first thirteen weeks.

     The Company believes its business strategies and the availability of its DIP facility, together with the Company's available cash, proceeds from property held for sale and expected cash flows from 1999 operations and beyond will enable the Company to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are reasonably consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control.

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

     Non-IT Systems - The Company has also reviewed its non-IT systems for Y2K compliance. Areas for modification have been identified and are in process for completion in late 1999.

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

     The Company does not believe that inflation had a material effect on its results from operations for the first thirteen weeks of fiscal 1999 or fiscal 1998. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

          A complaint was filed on March 23, 1999, in the Bankruptcy Court, LaSalle National Bank, Trustee for JP Morgan Commercial Mortgage Finance Corporation Pass-through Certificate Series 1997-C5, acting by and through AMRESCO Management, Inc., its Special Servicer v. JumboSports Inc., which alleges that JumboSports did not have the right to terminate certain Trusts of which JumboSports was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate (the "Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial declaration that the Property in question is not property of the Debtor JumboSports' estate, and that the Plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The Plaintiff further seeks a judicial declaration that the Trusts are separate legal entities, that the Trusts have not been terminated, that the termination is not valid, that there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents and that there has been no transfer of the Property to the Debtor. Management is currently unable to predict the outcome of this case or the impact of an adverse ruling on its reorganization efforts. The Company filed its written responses and claims for affirmative relief, and a pre-trial hearing has been scheduled for June 21, 1999.

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



                                          JumboSports Inc.
                                          (Registrant)




             06/14/99                     /S/ ALFRED F. FASOLA, JR.
             Date                         Chief Executive Officer


             06/14/99                     /S/ MICHAEL J. WORRALL
             Date                         President


             06/14/99                     /S/ JEROME A. KOLLAR
             Date                         Chief Financial Officer