Form 10-Q
period 1999-07-30
JUMBOSPORTS INC
filed 1999-09-13
CIK 890093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                      FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                       July 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,420,001 as of August 27, 1999.

                                JumboSports Inc.
                               Index to Form 10-Q
                                  July 30, 1999

                                                                                  Page Number
Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets                                        3

                  Consolidated Statements of Operations                              4

                  Consolidated Statements of Stockholders' Equity (Deficiency)       5

                  Consolidated Statements of Cash Flows                              6

                  Notes to the Consolidated Financial Statements                     7-10

         Item 2 - Management's Discussion and Analysis                               11-18

Part II - Other Information                                                          19-22

Signatures                                                                           23

JUMBOSPORTS INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)


                                                       January 29,               July 30,
                                                          1999                     1999
                                                       ----------               ----------
ASSETS
Current assets:
     Cash and cash equivalents                         $   23,809               $    2,360
     Accounts receivable, net                               3,066                    2,866
     Inventories                                          121,586                   93,660
     Property under contract for sale                      10,248                   23,629
     Prepaid expenses and other assets                      1,527                    2,178
     Income tax receivable                                    447                      382
     Prepaid inventory                                      3,900                       78
                                                        ---------                 ----------
          Total current assets                            164,583                  125,153
                                                        ---------                 ----------
     Property held for sale                                32,456                   15,666
     Property and equipment, net                           94,357                   91,322
     Other assets:
        Cost in excess of fair value of net
         assets acquired, net                              10,462                   10,291
            Other                                           6,109                    5,440
                                                        ---------                 ----------
       Total other assets                                  16,571                   15,731
                                                        ---------                 ----------
      Total assets                                      $ 307,967               $  247,872
                                                        =========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Current portion of long-term debt                  $     893               $    5,533
      Accounts payable                                      3,468                   14,342
      Accrued expenses                                      7,108                    8,716
      Accrued reorganization items                         13,310                    1,219
      Other                                                 2,724                    2,264
                                                        ----------                ----------
          Total current liabilities                        27,503                   32,074
                                                        ----------                ----------

     Deferred rent and other long-term liabilities          1,267                     1,267
      Revolving credit agreement                           98,934                    50,155
      Credit facility term loan                            18,471                    18,572
      Long-term debt less current maturities               67,224                    66,398
      Liabilities subject to compromise                   139,633                   135,195
                                                        ----------                ----------
          Total liabilities                               353,032                   303,661
                                                        ----------                ----------


     Stockholder's equity:
      Common stock, $.01 par value,
      100,000,000 shares authorized,
      20,420,001 shares issued and
      outstanding                                             204                       204
     Additional paid-in captial                           149,760                   149,760
     Accumulated deficit                                 (195,029)                 (205,753)
                                                        ----------                ----------
          Total stockholder's deficit                     (45,065)                  (55,789)
                                                        ----------                ----------

     Total liabilities and
     stockholder's deficit                              $ 307,967                 $ 247,872
                                                        ==========                ==========



See Notes to the Consolidated Financial Statements.

                                                                               4
JUMBOSPORTS INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                      Thirteen Weeks Ended                      Twenty-SixWeeks Ended
                                      July 31,   July 30,                       July 31,    July 30,
                                        1998       1999                           1998        1999
                                     ---------   ---------                      ----------  ----------
Sales                               $   86,837  $    59,386                     $ 173,381   $  117,195
Cost of sales including
 buying & occupancy costs               66,913       46,335                       133,197       91,405
                                      ----------- ----------                    ----------    ----------
Gross Profit                            19,924       13,051                        40,184       25,790
Selling, general and
 administrative expenses                18,931       13,262                        38,909       26,519
Loss on disposition of property
 and closed store expenses              15,200                                     15,200
                                      ---------   ----------                    ----------    ----------
Loss from operations                   (14,207)        (211)                      (13,925)        (729)
Interest expense                         5,041        3,756                        11,360        7,656
                                      ---------   ----------                    ----------    ----------
Loss before reorganization items       (19,248)      (3,967)                      (25,285)      (8,385)
Reorganization items                                  1,436                                      2,339
                                      ---------   ----------                    ----------    ----------
Net loss                            $  (19,248)  $   (5,403)                    $ (25,285)   $ (10,724)
                                      =========   ==========                    ==========    ==========

Basic and dilutive earnings per
 common share                       $    (0.94)  $    (0.26)                    $   (1.24)  $    (0.53)

Weighted average shares outstanding     20,399       20,420                         20,395      20,420

Stores closed during period                  2            0                             20           0

Stores open at end of period                57           42                             57          42

See Notes to the Consolidated Financial Statements.

                                                                               5
JUMBOSPORTS INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 1998 AND JULY 30, 1999
(IN THOUSANDS)
(UNAUDITED)


                                                  Additional     Accumulated
                                                    Paid in      Earnings
                              Shares    Par Value   Capital      (Deficit)      Total
                            ---------- ----------- -----------  -----------     ---------
Balance January 30, 1998        20,386 $      204  $  149,809   $(101,515)     $  48,498
Issuance of common stock            19                     21                         21
Net loss                                                          (25,285)       (25,285)
                            ---------- ---------- -----------   ----------     ----------
Balance July 31,1998            20,405 $      204  $  149,830  $ (126,800)     $  23,234
                            ========== ========== ===========   ==========     ==========

Balance, January 29, 1999       20,420 $      204  $  149,760  $ (195,029)     $ (45,065)
Issuance of common stock
Net loss                                                          (10,724)       (10,724)
                            ---------- -----------  ----------   ----------     ----------
Balance July 30, 1999           20,420 $      204   $ 149,760   $(205,753)     $ (55,789)
                            ========== ===========  ==========   ==========     ==========









See Notes to the Consolidated Financial Statements.

                                                                               6
JUMBOSPORTS INC.
DEBT0R-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                   Twenty-Six Weeks Ended
                                             July 31,1998          July 30, 1999
                                             ------------          -------------
Cash flows from operating activities:
Net loss                                     $   (25,285)          $     (10,724)
Adjustments to reconcile net income
 to cash used in operating activities:
   Depreciation                                     3,269                  2,862
   Loss on asset sales and
    closed store expenses                          15,200
   Amortization of cost in excess of the
    fair value of net assets acquired                 171                    171
   Deferred loan cost amortization
    and other amortization                            249                    777
   Reorganiation charges                                                   2,339
   Increase in deferred tax asset
   Decrease (increase) in accounts receivable         627                 (2,081)
   Decrease in income tax receivable                  135                     65
   Decrease in inventories                         48,718                 27,926
   Increase in prepaid expenses                    (1,146)                  (652)
   Decrease (increase) in other assets             (1,592)                 2,140
   Increase in accounts payable                    13,363                 19,132
   Increase (decrease) in accrued expenses             81                 (2,295)
   Decrease in other current liabilities          (29,608)               (13,358)
   Decrease in deferred rent                         (589)                  (512)
   Increase in income tax payable                                            208
                                                ----------            ----------
   Net cash provided by operating activities       23,593                 25,998
                                                ----------            ----------

Cash flow from investing activities:
   Capital expenditures                            (3,414)                  (891)
   Net collections under note receivable
   Cash proceeds from sale of property
   and equipment                                   64,589                  2,731
                                               -----------            ----------
   Net cash provided by
    investing activities                           61,175                  1,840
                                               -----------            ----------
Cash flows from financing activities:
   Proceeds from sale of common stock-net              21
   Net borrowings under term loan
       revolving credit agreements                    378                    930
   Net repayments under
       revolving credit agreements                (64,847)               (49,709)
   Amount borrowed under term loan                                         6,529
   Repayments under term loan                                             (1,845)
   Repayments under long term debt                (16,482)                (2,996)
   Loan costs                                      (2,011)                (2,196)
                                                ----------            ----------
   Net cash used in
       financing activities                       (82,941)              (49,287)
                                                ----------            ----------

Net increase (decrease) in cash and
   cash equivalents                                 1,827                (21,449)
                                                ----------            ----------
Cash, beginning of period                             345                 23,809
                                                ----------            ----------
Cash, end of period                             $   2,172             $    2,360
                                                ==========            ==========

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

(2)  Legal Proceedings

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes no currently pending litigation to which it is a party will have a material or adverse effect on its financial condition or results of its operations.

     On Sunday, December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. These related proceedings are being jointly administered under the caption "In re.:
JumboSports Inc., d/b/a Vacations Travel, f/k/a Sports & Recreation, Inc., and f/d/b/a Sports Unlimited, Guide Series, Inc. and Property Holdings Company I", Case Nos. 98-22545-8C1, 98-22546-8C1, and 98-22547-8C1. The following subsidiaries were not included in the bankruptcy filings: Nationwide Team Sales, Inc., Sports & Recreation Holdings of PA, Inc., and Construction Resolution, Inc.

     In connection with the Bankruptcy filing, stays have been filed in all pre-petition actions against the Company.

     A complaint was filed on March 23, 1999, in the United States Bankruptcy Court, captioned "LaSalle National Bank, Trustee for JP Morgan Commercial Mortgage Finance Corporation Pass-through Certificate Series 1997-C5, acting by and through AMRESCO Management, Inc., its Special Servicer v. JumboSports, Inc.", which alleges that JumboSports did not have the right to terminate certain Trusts of which JumboSports was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate (the "Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial determination that the Property in question is not property of the Debtor JumboSports' estate, and that the Plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The Plaintiff further seeks a judicial determination that the Trusts are separate legal entities, that the Trusts have not been terminated, that if they have been terminated the termination is not valid, that there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents, and that there has been no transfer of the property to the Debtor. JumboSports filed its written responses and claims for affirmative relief. The Bankruptcy Court entered its Order Scheduling Pretrial Conference and Evidentiary Hearing (the "Pretrial Order") on June 24, 1999. The Pretrial Order sets a final pretrial conference for November 22, 1999, and also sets a trial for December 6, 1999. Management is currently unable to predict the outcome of this case or the impact of an adverse ruling on its reorganization efforts.

                                                                               8
     A complaint was filed on August 30, 1999, in the United States Bankruptcy Court, captioned "Prudential Securities Credit Corporation and The Chase Manhattan Bank, as Trustee v. JumboSports Inc.", which alleges that the Company did not have the right to terminate certain Trusts of which the Company was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate (the "Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial declaration that the Property in question is not property of the Debtor JumboSports' estate, and that the plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The plaintiff further seeks a judicial declaration that the Trusts are separate legal entities, that the Trusts have not been terminated, that if the trusts were terminated that the termination is not valid, that there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents, and that there has been no transfer of the Property to the Debtor. Management is currently unable to predict the outcome of this case or the impact of an adverse ruling on its reorganization efforts.

(3)  Reorganization

     On December 27, 1998 (the "Petition Date"), after experiencing a poor holiday season and with increased pressure being applied by the Company's lenders and suppliers, JumboSports Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court"). These related proceedings are being jointly administered under the caption "In re.: JumboSports Inc., d/b/a Vacations Travel, f/k/a Sports & Recreation, Inc., and f/d/b/a Sports Unlimited, Guide Series, Inc. and Property Holdings Company I", Case Nos. 98-22545-8C1, 98-22546-8C1 and 98-22547-8C1, pursuant to an order of the Bankruptcy Court. The following subsidiaries were not included in the bankruptcy filings: Nationwide Team Sales, Inc., Retail Process Management, Inc., Sports & Recreation, Inc., Sports & Recreation Holdings of PA, Inc. and Construction Resolution, Inc.

     The bankruptcy petitions were filed in order to preserve cash and permit the Company an opportunity to reorganize while working to restructure its indebtedness. Pursuant to the Senior-Secured Super Priority Debtor-in-Possession Loan and Security Agreement (the "DIP facility") dated Feburary 12, 1999, among JumboSports Inc., as Borrower, various financial institutions, as Lenders, Foothill Capital Corporation, as Agent and Congress Financial
Corporation(Southern), as Co-agent, the lenders have agreed to provide up to $110 million in post-petition financing to the Company.

     As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company and its debtor subsidiaries. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require approval of the Bankruptcy Court.

     The Company expects to propose a plan of reorganization for itself and the other Debtor subsidiaries. The Bankruptcy Court granted the Company's request to extend its exclusive right to file a plan of reorganization through June 1, 1999. On June 1, 1999 and again on August 24, 1999, with support of both the Bondholder and the Unsecured Creditor Committees, the Bankruptcy Court granted the Company's request to further extend the exclusivity period while management works on implementing new operating strategies that are intended to improve operating performance. The latest extension gives the Company through January 21, 2000 to file a plan of reorganization. There can be no assurance that management's new strategies will produce the desired results. After the expiration of the exclusivity period, creditors of the Company have the right to propose their own plans of reorganization. A plan of reorganization, among other things, may result in material dilution or elimination of the equity of existing stockholders as a result of the issuance of equity to creditors or new investors.

                                                                               9
     At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or stockholders.

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

(4)  Reorganization Items

     As a result of the Chapter 11 filings, the Company has recorded $2.3 million in reorganization charges in the first twenty-six weeks of 1999. These charges represent incurred legal and professional fees of $1.2 million, severance of $0.4 million, write-off of closed store fixed assets in the amount of $0.1 million, and expenses for closed stores in the amount of $0.6 million. Of these expenses, $1.0 million were cash payments.

     The following represents reserve amounts created by the $58.4 million and $2.3 million of reorganization items incurred in fiscal 1998 and the first twenty-six weeks of 1999, respectively (in thousands):

                                            1/29/99                                 7/30/99
                                            Ending                                  Ending
                                            Balance     Additions     Reductions    Balance
                                            ----------  ----------    ----------   ----------
Loss on disposition of real estate          $    622.8  $    81.7   $   657.8      $    46.7
Closed store expenses                          8,838.3      673.1     9,187.9          323.5
Restructuring charges                          2,521.6    1,213.3     3,268.5          466.4
Retention and severance pay                    1,327.0    3,712.0     1,316.2          382.0
                                            ----------  ----------   -----------   ----------
Total                                       $ 13,309.7  $ 2,339.3    $14,430.4     $ 1,218.6
                                            ==========  ==========   ===========   ==========

                                                                              10
(5)  Liabilities Subject to Compromise

     Liabilities subject to compromise are subject to future adjustments on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise are as follows:

                                                              1/29/99           7/30/99
                                                              Ending            Ending
                                                              Balance           Balance
                                                              ------------      ----------
Convertible subordinated notes plus accrued interest          $   75,253         $ 75,253
Accounts payable                                                  37,268           39,425
Rejected leases and other miscellaneous claims                    12,044           11,819
Obligations under capital leases                                   6,602            4,604
Accrued expenses                                                   6,262            2,402
Deferred liabilities                                               2,204            1,692
                                                              ----------        ----------
Total                                                         $  139,633        $ 135,195
                                                              ==========        ==========

     Liabilities subject to compromise under reorganization proceedings include substantially all unsecured debt as of the Petition Date. Pursuant to the provision of the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a plan of reorganization in Bankruptcy Court order while the Company continues to operate as debtor in possession. The Company has recorded an estimated liability for certain leases and contracts that have either been rejected or the Company anticipates rejecting.

(6)  Other Events

     The Company announced that it would change the operating name of its stores from JumboSports to Sports & Recreation beginning in August 1999.

                                                                              11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Management's discussion and analysis of financial condition and results of operations for the second quarter of fiscal 1999 should be read in conjunction with the discussion and analysis set forth in the Company's Form 10-K filed April 29, 1999 for the fiscal year ended January 29, 1999.

     On December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States
Bankruptcy Code and are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Middle District of Florida. For further discussion of Chapter 11 proceedings, see the Company's Form 10-K dated April 29, 1999 and Note 3 to the Consolidated Financial Statements set for in Item 1 above.

Results of Operations

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                         Thirteen Weeks Ended                        Twenty-six Weeks Ended
                                    July 31, 1998    July 30, 1999              July 31, 1998     July 30, 1999
                                       ----------     ----------                ----------        ----------
Sales                                     100.0  %       100.0 %                   100.0 %           100.0 %
Cost of sales including buying
   and occupancy costs                     77.1           78.0                      76.8              78.0
                                       ----------     ----------                -----------       ----------
Gross profit                               22.9           22.0                      23.2              22.0
Selling, general and
   administrative expenses                 21.8           22.4                      22.4              22.6
Loss on disposition of assets
   and closed store expenses               17.5                                      8.8
                                       ----------     ----------                ----------        ----------
Loss from operations                      (16.4)          (0.4)                     (8.0)             (0.6)

Interest expense-net                        5.8            6.3                       6.6               6.5
                                       ----------     ----------                ----------        ----------
Loss before reorganization items          (22.2)          (6.7)                    (14.6)             (7.1)
Reorganization items                                       2.4                                         2.0
                                       ----------     ----------                ----------        ----------
Net loss                                  (22.2)  %       (9.1) %                  (14.6) %           (9.1) %
                                       ==========     ==========                ==========        ==========

                                                                              12
Loss on disposition of assets, closed store expenses, and other charges

     In fiscal 1996, 1997 and 1998 the Company recorded charges in the amounts of $55.0 million, $94.3 million and $15.2 million. These charges were for the loss on disposition of assets, closed store expenses and non-recurring charges. As a result of the charges, reserve accounts were created and the following table represents balances from January 30, 1998 through July 30, 1999 (in thousands):

                            1/30/98                                    1/29/99                                 7/30/99
Reserve                     Ending                                     Ending                                  Ending
Description                 Balance     Additions      Reductions      Balance     Additions     Reductions    Balance
-----------                -----------  ----------     ----------    -----------   -----------   ----------  ----------
Markdown of slow
   moving and
   excess inventory      $   1,828.5                 $   1,828.5
Write-down for
   inventory
   liquidation of
   closing stores           10,189.5    $ 1,465.0       11,654.5
Expenses attributable
   to closing stores         6,687.7        935.0        7,455.9      $    166.8                   $ 120.3     $   46.5
Closing store equipment
   reserve                   5,011.5      2,886.4        7,882.2            15.7                                   15.7
Closed store leases          4,032.6        850.1        3,041.6         1,841.1                     326.4      1,514.7
Other charges -
   severance & outdated
   communications
   technology                3,781.5        487.3        3,327.2           941.6                     355.4        586.2
Disposition and
   impairment of
   under-performing
   assets                    1,452.7      8,576.2       10,026.8             2.1                                    2.1
                           ---------    ---------      ----------     ----------   ----------    ----------  ----------
Reserve totals             $32,984.0    $15,200.0      $45,216.7       $ 2,967.3                   $ 802.1     $2,165.2
                           =========    =========      ==========     ==========   ==========    ==========  ==========

                                                                              13
Reorganization items

     As a result of the  Chapter 11  filings,  the  Company  has  recorded  $2.3 million reorganization charges in the first twenty-six weeks of 1999. These charges represent incurred legal and professional fees of $1.2 million, severance in the amount of $0.4 million, write-off of closed stores and fixed assets in the amount of $0.1 million, and expenses for closed stores $0.6 million. Of these expenses, $1.0 million were cash payments.

     Reorganization items of $1.4 million, or 2.4% of sales, in the second quarter of the current year represent charges for incurred legal and professional fees of $0.3 million, severance in the amount of $0.4 million, write-off of closed store fixed assets in the amount of $0.1 million, and expenses for closed store in the amount of $0.6 million.

     The following represents reserve amounts created by the $58.4 million and $2.3 million of reorganization items incurred in fiscal 1998 and the first twenty-six weeks of 1999, respectively (in thousands):



                                            1/29/99                                 7/30/99
                                            Ending                                  Ending
                                            Balance     Additions     Reductions    Balance
                                            ----------  ----------    ----------   ----------
Loss on disposition of real estate          $    622.8  $    81.7   $   657.8      $    46.7
Closed store expenses                          8,838.3      673.1     9,187.9          323.5
Restructuring charges                          2,521.6    1,213.3     3,268.5          466.4
Retention and severance pay                    1,327.0    3,712.0     1,316.2          382.0
                                            ----------  ----------   -----------   ----------
Total                                       $ 13,309.7  $ 2,339.3    $14,430.4     $ 1,218.6
                                            ==========  ==========   ===========   ==========

Thirteen Weeks Ended (Second Quarter) July 30, 1999 Compared To Thirteen Weeks Ended July 31,1998

     The Company ended the quarter with 42 stores this year compared to 57 stores in the prior year. The Company had previously closed 17 stores in the first quarter of the current year.

     Sales for the second quarter decreased 31.6% to $59.4 million compared with sales of $86.8 million in the second quarter of the prior year. The majority of the sales decline is attributable to fewer stores in operation. Same store sales for the second fiscal quarter decreased by 13.7%. Although same store sales were down, the Company continued to experience same store gains of approximately 4.0% and 2.0% in its fitness and team sports departments, respectively. Same store sales have been adversely affected by the following:

     1. Poor sales trends were experienced throughout the retail sporting goods industry as a result of the lack of exciting new products and changing consumer preferences;
     2. Apparel sales on a same store basis were off 25.0%, with the highest declines occurring in men's apparel, licensed apparel and outerwear. Men's apparel is affected by a change in consumer preferences, and a change in the business dress code from formal buisness attire to business casual attire. Licensed apparel is driven by a number of factors including team uniform changes, the location of league champions, professional sports labor disputes delaying seasons or athlete participation, and changes in licensed apparel as a fashion item. Outerwear sales are driven by weather conditions; and
     3. Footwear sales on a same store basis were down 23.0% due to a general decline in the athletic footwear category and change in consumer preferences from athletic footwear to the casual "brown shoe." Heavy discounting by the specialty retailers also contributed to the Company's sales decline in the footwear category.

     Gross profit for the second quarter was $13.1 million, or 22.0% of sales, as compared to $19.9 million, or 22.9% of sales, for the second quarter of the prior year. The decrease as a percentage of sales was attributable to higher buying and occupancy costs as a percentage of sales, 0.5%, and lower merchandising margins, 0.4%. Buying and occupancy costs were higher due to lower sales volume leverage. Merchandising margins were lower as a result of a higher sales mix in the lower margin hardline departments, and promotional based markdown activity in the footwear and apparel departments as a result of industry discounting. Merchandise margins for most of the hardline departments were higher than the prior year.

                                                                              15
     Selling, general and administrative expenses for the second quarter were $13.3 million, or 22.4% of sales, as compared to $18.9 million, or 21.8% of sales, for the second quarter of the prior year. The increase as a percentage of sales was due to the following:

      1.   Store payroll expense was 0.3% higher;
      2. Corporate general and administrative expenses were 0.9% higher. The Company has lowered its expenditures by $622,000 in the second quarter from same period of the prior year;
      3.   Depreciation was 0.1% higher, due to lower sales volume leverage,
      4. Lower fixture leases, 0.5%, as a result of negotiated reductions through Bankruptcy Court;
      5.   Store  supplies and expenses were down 0.1%; and
      6.   Other expenses were down by 0.1%.

     In the second fiscal quarter of the prior year, the Company recorded a loss on the disposition of property and closed store expenses of $15.2 million, or 17.5% of sales.

     Loss from operations in the second quarter was $0.2 million, or 0.4% of sales, as compared to loss from operations of $14.2 million, or 16.4% of sales in the same quarter of the prior year.

     Interest expense for the second quarter was $3.8 million, or 6.3% of sales, as compared to $5.0 million, or 5.8% of sales for the second quarter in the prior year. The decreased interest expense relates primarily to a reduction in average debt outstanding resulting from the liquidation of closed store inventory and the sale of closed store and excess real estate. This decrease was slightly offset by an increase in interest rates, the result of the increases in prime and LIBOR rates. No interest on the convertible subordinated notes was accrued after the Petition Date.

     The Company did not recognize an income tax benefit in the second quarter of either year, but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities.

     For the second quarter, the Company posted a net loss of $5.4 million, or 9.1% of sales, as compared to a net loss of $19.2 million, or 22.2% of sales for the same quarter of the prior year.

Twenty-six Weeks (First-Half) Ended July 30, 1999 Compared to Twenty-six Weeks Ended July 30, 1998

     In the First-Half of fiscal 1999, the Company closed seventeen (17) stores, ending the period with 42 stores. In the First-Half of fiscal 1998, the Company closed twenty (20)stores, ending the period with 57 stores.

     Sales for the first twenty-six weeks decreased 32.4% to $117.2 million compared with sales of $173.4 million in the comparable period of the prior year. Same store sales for this twenty-six week period declined 13.5%. Sales have been adversely impacted by the following:

     1. As a result of the Bankruptcy filing, poor in-stock inventory levels in the early part of the first quarter attributed to temporary product shipment disruptions;
     2. Poor sales trends were experienced throughout the retail sporting goods industry as a result of the lack of exciting new products and changing customer preferences;
     3. Apparel sales on a same store basis were of 28.3%, with the higest declines occurring in men's apparel, licensed apparel and outerwear. Men's apparel is affected by the changing consumer preference and a change in business dress code from formal business attire to business casual. Licensed apparel is driven by a number of factors including team uniform changes, the location of league champions, professional sports labor disputes delaying seasons, or athlete participation and changes in licensed apparel as a fashion item. Outerwear sales are driven by weather conditions; and
     4. Footwear sales on a same store basis were down 26.0% due to a general decline in the athletic footwear category and change in consumer preferences from athletic footwear to the casual "brown shoe." Heavy discounting by the specialty retailers also contributed to the Company's sales decline in the footwear category.

     Gross profit for the twenty-six week period of the current year was $25.8 million, or 22.0% of sales, compared to $40.2 million, or 23.2% of sales for the prior year. The decrease as a percentage of sales was attributable to higher buying and occupancy costs as a percentage of sales, 0.8%, lower cash discounts, 0.2%, and lower merchandising margin, 0.2%. Buying and occupancy costs were higher due to lower sales volume leverage. Merchandising margins were lower due to a higher sales mix in the lower margin hardline departments and promotional based markdown activity in the footwear and apparel departments, the result of industry discounting. Merchandise markdowns for most of the hardline departments were higher than the prior year, slightly offsetting the sales mix impact.

                                                                              17
     Selling, general and administrative expenses for the twenty-six weeks of the current year were $26.5 million, or 22.6% of sales, as compared to $38.9 million, or 22.4% of sales, for the twenty-six weeks of the prior year. The increase as a percentage of sales was due to the following:

     1. Store payroll expense was higher, the result of lower sales volume leverage, 0.3%;
     2. General and administrative expenses were higher 0.9%, due to the implementation of a Nationwide Team Sales organization;
     3.   Depreciation was higher 0.2% due to lower sales volume leverage;
     4. Advertising was lower 0.4% as a result of a planned newspaper advertising reduction in the first quarter;
     5.   Store supplies and expenses were lower 0.1%;
     6.   Fixture leases were lower 0.4% due to buyouts;
     7.   Physical inventory services expenses were down 0.1%; and
     8.   Other expenses were net lower by 0.2%


     In the First-half of the prior year, the Company recorded a loss on the disposition of property and closed store expenses of $15.2 million, or 8.8% of sales.

     Loss from operations in the twenty-six weeks of the current year was $0.7 million, or 0.6% of sales, as compared to loss from operations of $13.9 million, or 8.0% of sales, in the twenty-six weeks of the prior year.

     Interest expense for the first half of the current year was $7.7 million, or 6.5% of sales, as compared to $11.4 million, or 6.6% of sales, for the comparable period of the prior year. The decrease in interest expense relates primarily to a reduction in average debt outstanding due to the liquidation of closed store inventory and the sale of closed store and excess real estate. This decrease was slightly offset by an increase in interest rates in the second quater, the result of increases in the prime and LIBOR interest rates. No interest on the convertible subordinated notes was accrued after the Petition Date, while in the prior year $1.6 million of interest on convertible subordinated notes was recorded.

     Loss before income taxes and reorganization items for the first twenty-six weeks was $8.4 million, or 7.1% of sales, compared to a loss of $25.3 million, or 14.6% of sales, in the corresponding period of the prior year.

     As a result of the Chapter 11 filings, the Company has recorded $2.3 million, or 2.0% of sales, of reorganization charges in the first twenty-six weeks of 1999. These charges represent incurred legal and professional fees of $1.2 million, severance in the amount of $0.4 million, write-off closed store fixed assets in the amount of $0.1 million, and expenses for closed stores in the amount of $0.6 million. Of these expenses, $1.0 million were cash payments.

     The Company did not recognize an income tax benefit in the First-Half of either year, but rather recorded an adjustment to the valuation allowance offsetting the deferred tax assets in excess of the deferred tax liabilities.

     In the twenty-six weeks of the current year, the Company posted a net loss of $10.7 million, or 9.1% of sales, as compared to a net loss of $25.3 million, or 14.6% of sales, for the same period of the prior year.

                                                                              18
Liquidity and Capital Resources

     The Company's primary capital requirements have been to support capital investment for the opening of new stores, to purchase inventory for new stores, to meet seasonal working capital needs, and to retire indebtedness. The Company's working capital needs have been funded through the combination of external financing, internally generated funds, and credit terms from vendors. The Company's working capital needs typically peak in the fourth quarter.

     During the first twenty-six weeks of fiscal 1999, the Company completed the sale of two properties totaling $2.2 million. Proceeds were used to reduce a mortgage loan and the DIP facility term loans, consequently lowering future interest expense and debt service requirements. At the end of the first quarter, the Comany had seventeen (17) properties worth an estimated $39.7 million under contract for sale or held for sale. With the filing of the bankruptcy, these sales are subject to approval by the Bankruptcy Court. One contract, with expected net proceeds of $2.1 million, has been approved and was originally scheduled to fund in August of 1999, but with an extension exercised by the purchaser, is now scheduled to fund in October of 1999. The proceeds from the sale will be used to reduce the DIP term loans. Seven sales contracts, with expected net proceeds of $23.6 million, have been signed and are scheduled to be submitted for approval by the Bankruptcy Court. When approved by the Bankruptcy Court, the proceeds will be used to reduce the DIP facility term loans and mortgage debt (assuming the non-enforceability of the yield maintenance provision and pre-payment penalities in certain of the mortgages secured by such properties.)

     Operating activities provided cash of $26.0 million for the first twenty-six weeks of fiscal 1999 as compared to cash provided of $23.6 million for the same period of fiscal 1998. The improvement was attributable to average same store inventory reductions and to increased vendor credit support.

     Net cash of $1.8 million was provided by investing activities for the first twenty-six weeks of fiscal 1999, compared to net cash provided by investing activities of $61.2 million during the first twenty-six weeks of fiscal 1998. In the current year, cash was provided through the completion of real estate transactions on two properties, while in the prior year the Company completed real estate sales on 25 properties.

     Cash flows used in financing activities was $49.3 million for the first twenty-six weeks of fiscal 1999 compared to cash used of $82.9 million for the first twenty-six weeks of fiscal 1998. In both years, the Company repaid debt using proceeds from the sale of property and the liquidation of inventory.

     As of July 30, 1999, the Company had $67.4 million of long-term mortgage obligations, $50.2 million of borrowings under its DIP revolving line of credit, and $23.1 million of borrowings on its DIP term loan. Both the DIP revolving line of credit and the DIP term loan are components of the Company's $110.0 million Senior Secured Super Priority Debtor-in-Possession Loan and Security Agreement (the "DIP facility"). The DIP facility contains customary events of default and a number of covenants, including restrictions on liens and sales of assets, prohibition on dividends and certain changes in control. As of July 30, 1999, the Company was in compliance with all DIP facility convenants.

     The DIP facility limits the amount of capital expenditures to $3.0 million for fiscal 1999. The Company has spent $0.9 million during the first twenty-six weeks.

                                                                              19
     The Company believes its business strategies and the availability of its DIP facility, together with the Company's available cash, proceeds from property held from sale and expected cash flows from 1999 operations and beyond will enable the Company to fund its expected needs for working capital, capital expenditures, and debt service requirements. Achievement of expected cash flows from operations will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are reasonably consistent with its financial plans. Such operating peformance will be suject to financial, economic and other factors affecting the industry and operations of the Company, includng factors beyond its control.

Year 2000 Compliance

Introduction

     The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous operating systems and other software programs. The Company's Year of 2000 ("Y2K") compliance project is intended to determine the readiness of the Company's business for the Year 2000. The Company defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

Description of Areas of Impact and Risk

     The Company has identified three areas where the Y2K problem creates risk to the Company. These areas are: (a) internal Information Technology ("IT") systems; (b) non-IT systems with embedded chip technology; and (c) system capabilities of third party businesses with relationships with the Company , including product suppliers, service providers (such as credit card processors, telephone, power, security systems, payroll processing) and other businesses whose failure to Y2K compliant could have a material adverse effect on the Company's business, financial conditionn or results of operations.


Plan to Address Year 2000 Compliance

     In the spring of 1997, the Company developed a plan to address Y2K readiness issues. The plan included the identification of the Information
Technology ("IT") and non-IT systems for compliance, the readiness of the components and modifications or replacement of the components. Testing will be completed on each area before implementation. Finally, contingency plans to address potential risks that the Y2K compliance project will not address need to be developed.

State of Readiness

          1. IT Systems. In the spring of 1997, the Company replaced all of its application software from IBM, Microsoft, and JDA Software Group (JDA). With the implementation of one programminng update from JDA, JumboSports will complete its Y2K compliance in key financial, information and operating systems. The application of the JDA update will require thorough testing of every application at JumboSports. On September 4, 1999, the Company successfully completed the Y2K testing ot its IT systems.

          2. Non-IT Systems. The Company has reviewed its non-IT systems for Y2K compliance. Areas for modificatioon have been identified and are in process for completion in late 1999.

                                                                              20
          3. Third Party Business. The Company has obtained from service vendors vwritten statements of Y2K compliance and readiness. For critical vendors, if the Company does not receive a written statement of compliance, the Company will pursue alternative means of obtaining Y2K readiness information, through the review of publicly available information published by such third parties.

Cost of Project

     The overall cost of the Company's Y2K compliance effort has and is not expected to be material to the Company's consolidated financial position, results of operations, and cash flows. The Company has spent approximately $150,000 on software and software updates to become totally Y2K compliant.


Contingency Plans and Risks

     The Company believes that its approach to Y2K readiness is sound, but it is possible that some business components are not identified, or that the testing process does not result in analysis and remediation of all source code. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by internal systems or third party providers failure to be Y2K compliant.

     The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's operating results could be materially adversely affected if it were to be held responsbile for the failure of products sold by the Company to be Y2K ready despite the Company's disclaimer of product warranties.

Seasonality and Inflation

     The Company's business is seasonal in nature, with its highest sales and operating profitability historically occuring during the fourth fiscal quarter, which includes the Christmas holiday selling season.

     The Company does not believe that inflation had a material effect on its results from operations for the first twenty-six weeks of fiscal 1999 or fiscal 1998. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

                                JUMBOSPORTS INC.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.  Legal Proceedings.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes no currently pending litigation to which it is a party will have a material or adverse effect on its financial condition or results of its operations.

     On Sunday, December 27, 1998, JumboSports Inc. and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. These related proceedings are being jointly administered under the caption "In re.:
JumboSports Inc., d/b/a Vacations Travel, f/k/a Sports & Recreation, Inc., and f/d/b/a Sports Unlimited, Guide Series, Inc. and Property Holdings Company I", Case Nos. 98-22545-8C1, 98-22546-8C1, and 98-22547-8C1. The following subsidiaries were not included in the bankruptcy filings: Nationwide Team Sales, Inc., Sports & Recreation Holdings of PA, Inc., and Construction Resolution, Inc.

     A complaint was filed on March 23, 1999, in the United States Bankruptcy Court, captioned "LaSalle National Bank, Trustee for JP Morgan Commercial Mortgage Finance Corporation Pass-through Certificate Series 1997-C5, acting by and through AMRESCO Management, Inc., its Special Servicer v. JumboSports, Inc.", which alleges that JumboSports did not have the right to terminate certain Trusts of which JumboSports was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate (the "Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial determination that the Property in question is not property of the Debtor JumboSports' estate, and that the Plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The Plaintiff further seeks a judicial determination that the Trusts are separate legal entities, that the Trusts have not been terminated, that if they have been terminated the termination is not valid, there there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents, and that there has been no transfer of the Debtor's property. JumboSports filed its written responses and claims for affirmative relief. The Bankruptcy Court entered its Order Scheduling Pretrial Conference and Evidentiary Hearing (the "Pretrial Order") on June 24, 1999. The Pretrial Order sets a final pretrial conference for November 22, 1999, and also sets a trial for December 6, 1999. Management is currently unable to predict the outcome of this case or the outcome of an adverse ruling on its reorganization efforts.

                                                                              22
     A complaint was filed on August 30, 1999, in the United States Bankruptcy Court, captioned "Prudential Securities Credit Corporation and The Chase Manhattan Bank, as Trustee v. JumboSports Inc.", which alleges that the Company did not have the right to terminate certain Trusts of which the Company was the sole beneficiary and sole settlor. The Trusts held bare legal title to real estate (the "Property") and pledged the Property as security for loans. The plaintiff is seeking a judicial declaration that the Property in question is not property of the Debtor JumboSports' estate, and that the plaintiff may proceed against the Property as if it were not property of the Debtor's estate. The plaintiff further seeks a judicial declaration that the Trusts are separate legal entities, that the Trusts have not been terminated, that if the trusts were terminated that the termination is not valid, that there is no right to terminate the Trusts except in accordance with applicable Delaware law, the Trust Agreements, and the relevant loan documents and that there has been no transfer of the Property to the Debtor. Management is currently unable to predict the outcome of this case or the impact of an adverse ruling on it reorganization efforts

Item 2.  Changes in Securities.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of the Security-Holders.

               None.

Item 5.  Other Information.

               None.

Item 6.  Exhibits and Reports on Form 8-K.

       1)    Exhibits.

             Exhibit 27 - Financial Data Schedule


       2)    Reports on Form 8-K.

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                JumboSports Inc.
                                                  (Registrant)




09/13/99                                       /S/ ALFRED F. FASOLA, JR.
Date                                           Chief Executive Officer



09/13/99                                       /S/ MICHAEL J. WORRALL
Date                                           President



09/13/99                                       /S/ JEROME A. KOLLAR
Date                                           Chief Financial Officer